Form 10-Q
period 2012-03-31
RICHFIELD OIL & GAS Co
filed 2012-05-15
CIK 1537834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _________________

Commission File Number 000-54576

RICHFIELD OIL & GAS COMPANY
(Exact name of registrant as specified in its charter)

Nevada	35-2407100
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

15 W. South Temple, Suite 1050
Salt Lake City, UT 84101
(Address of principal executive offices)

(801) 519-8500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer had 284,316,661 shares of common stock outstanding as of May 15, 2012.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RICHFIELD OIL & GAS COMPANY

Formerly Hewitt Petroleum, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

March 31, 2012 and December 31, 2011

	March 31,	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$161,894	$37,157
Accounts receivables, (net of allowances of $135,453 and $0)	316,558	341,568
Deposits and prepaid expenses	516,691	295,829
Other current assets	16,245	16,245
Total current assets	1,011,388	690,799

Properties and equipment, at cost - successful efforts method:
Proved properties, including wells and related equipment	4,353,308	3,998,069
Unproved properties	12,192,268	11,936,824
Accumulated depletion, depreciation, and amortization	(747,027)	(702,982)
	15,798,549	15,231,911

Other properties and equipment	197,615	197,615
Accumulated depreciation	(163,939)	(156,565)
	33,676	41,050

Other assets	30,030	30,018

Total assets	$16,873,643	$15,993,778

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,499,937	$1,478,493
Accrued expenses and other payables	1,065,111	879,484
Current portion of notes payable	1,060,855	2,277,497
Current portion of convertible notes payable	3,273,060	1,945,060
Current portion of capital leases	36,283	35,479
Due to directors	22,397	27,934
Due to related parties	288,800	245,740
Total current liabilities	7,246,443	6,889,687

Long-term liabilities
Notes payable, net of current portion	22,237	30,143
Capital lease obligation, net of current portion	6,370	15,748
Asset retirement obligations	355,212	350,243
Total long-term liabilities	383,819	396,134

Total liabilities	$7,630,262	$7,285,821

Stockholders' equity
Preferred stock, par value $.001; 50,000,000 authorized, (0 shares outstanding)	$-	$-
Common stock, par value $.001; 450,000,000 authorized, (3/31/2012 – 282,338,025 shares outstanding and 12/31/2011 - 270,886,947 shares outstanding)	282,338	270,887
Additional paid-in capital - common stock	33,640,642	30,988,536
Accumulated deficit	(24,679,599)	(22,551,466)
Total stockholders' equity	$9,243,381	$8,707,957

Total liabilities and stockholders' equity	$16,873,643	$15,993,778

See the accompanying notes to condensed consolidated financial statements

RICHFIELD OIL & GAS COMPANY

Formerly Hewitt Petroleum, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2012 and 2011

	3 Months Ended
	March 31,
	2012	2011
Revenues
Oil and natural gas sales	$219,861	$256,498
Other	-	6,018
Total revenues	219,861	262,516

Operating expenses
Production expenses	257,741	88,960
Production taxes	7,774	15,947
Exploration	89,844	29,955
Lease impairments	13,997	72,174
Depletion, depreciation, amortization and accretion	52,474	44,813
General and administrative expenses	1,729,274	1,326,416
Gain on sale of assets	(20,271)	(90,414)
Total expenses	2,130,833	1,487,851

Loss from operations	(1,910,972)	(1,225,335)

Other income (expenses)
Gain (loss) on settlement of liabilities	35	(38,280)
Interest and finance expenses	(242,042)	(56,893)
Interest income	24,846	-
Total other income (expenses)	(217,161)	(95,173)

Loss before income taxes	(2,128,133)	(1,320,508)

Income tax benefit	-	-

Net loss	$(2,128,133)	$(1,320,508)

Net loss per common share - basic and diluted	(0.01)	(0.01)

Weighted average shares outstanding – basic and diluted	273,696,352	143,158,624

See the accompanying notes to condensed consolidated financial statements

RICHFIELD OIL & GAS COMPANY

Formerly Hewitt Petroleum, Inc.

Condensed Consolidated Statement of Stockholders' Equity (Unaudited)

For the Three Months Ended March 31, 2012

	Preferred Stock			Common Stock
			Additional			Additional		Total
			Paid-In			Paid-In	Accumulated	Stockholders'
	Shares	Par	Capital	Shares	Par	Capital	Deficit	Equity

Balance - December 31, 2011	-	$-	$-	270,886,947	$270,887	$30,988,536	$(22,551,466)	$8,707,957

Issued 2,081,328 common stock for oil and gas properties and JIBs (valued at $0.25 per share)	-	-	-	2,081,328	2,081	518,252	-	520,333

Issued 200,000 common stock for consultants' compensation (valued between $0.16 and $0.25 per share)	-	-	-	200,000	200	40,800	-	41,000

Sale of 4,947,750 common stock for cash (valued between $0.16 and $0.25 per share)	-	-	-	4,947,750	4,948	1,021,052	-	1,026,000

Issued 472,000 common stock as settlement of accounts payables including accrued interest (valued at $0.25 per share)	-	-	-	472,000	472	117,528	-	118,000

Issued 3,750,000 common stock for directors' compensation (valued at $0.25 per share)	-	-	-	3,750,000	3,750	933,750	-	937,500

Issued warrants with debt as a debt discount	-	-	-	-	-	20,724	-	20,724

Net income (loss) for the three month period	-	-	-	-	-	-	(2,128,133)	(2,128,133)

Balance - March 31, 2012	-	$-	$-	282,338,025	$282,338	$33,640,642	$(24,679,599)	$9,243,381

See the accompanying notes to condensed consolidated financial statements

RICHFIELD OIL & GAS COMPANY

Formerly Hewitt Petroleum, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2012 and 2011

	3 Months Ended
	March, 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,128,133)	$(1,320,508)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depletion, depreciation, amortization and accretion	52,474	44,814
Accretion of debt	20,724	-
Loss (gain) on settlement of liabilities	(35)	38,280
Amortization of pre-paid interest	45,959	-
Lease impairments	13,997	72,174
Gain on sale of assets	(20,271)	(90,414)
Amortization of debt discounts	62,647	-
Issuance of common stock for other expenses	-	411,360
Issuance of common stock for interest	18,000	-
Issuance of common stock for services	978,500	879,000

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivables	91,863	393,883
Decrease (increase) in deposits and prepaid expenses	(266,821)	(10,812)
Decrease (increase) in other assets	(12)	300
Increase (decrease) in accounts payable	121,479	(68,172)
Increase (decrease) in accrued expenses and other payables	185,627	(319,422)
Increase (decrease) in due to directors	(5,537)	(5,908)
Increase (decrease) in due to related parties	3,595	-
Net cash provided by (used in) operating activities	(825,944)	24,575

Cash flows from investing activities:
Cash received from acquisition of Freedom Oil & Gas, Inc.	-	1,485
Investment in oil and gas properties, including wells and related equipment	(366,586)	(43,128)
Proceeds from sale of assets	219,568	61,744
Net cash provided by (used in) investing activities	(147,018)	20,101

Cash flows from financing activities:
Proceeds from notes payable	100,000	-
Payments on notes payable	(19,727)	(14,403)
Payments on capital lease obligation	(8,574)	(7,838)
Proceeds from issuance of common stock and warrants - net of issuance costs	1,026,000	109,672
Net cash provided by financing activities	1,097,699	87,431

Net increase in cash and cash equivalents	124,737	132,107

Cash and cash equivalents - beginning of period	37,157	31,333

Cash and cash equivalents - end of period	$161,894	$163,440

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,608	$4,297

Non-cash financing and investing activities:
Redemption of preferred stock and payment of preferred stock dividends through issuance of common stock	$-	$233,704
Purchase of oil and gas properties and conversion of JIB receivables billed to working interest holders through issuance of common stock and warrants	$547,363	$295,500
Purchase of oil and gas properties including notes payable	$-	$5,535
Payment of pre-paid expenses through issuance of common stock	$-	$129,600
Conversion of accounts payable and other payables through issuance of note payable	$-	$255,481
Payment of accounts payable through issuance of common stock	$100,000	$922,051
Conversion of notes payable and other payables through issuance of commn stock	$-	$25,000
Conversion of notes payable through issuance of convertible notes payable	$1,328,000	$-
Capitalized asset retirement obligations	$-	$54,939
Settlement of litigation through exchange of property and issuance of common stock and warrants	$-	$1,461,644
Acquisition of Freedom Oil & Gas, Inc. in exchange for common stock	$-	$5,973,819

See the accompanying notes to condensed consolidated financial statements

RICHFIELD OIL & GAS COMPANY

Formerly Hewitt Petroleum, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1     ORGANIZATION AND NATURE OF BUSINESS

Richfield Oil & Gas Company (the “Company,” “Richfield” or “RFO”) is a Nevada corporation headquartered in Salt Lake City, Utah which was incorporated on April 8, 2011.   The Company is engaged in the exploration for and development and production of oil and gas in the states of Kansas, Oklahoma, Utah and Wyoming.

Contemporaneously with RFO’s incorporation, the Company merged (the “HPI Merger”) with its predecessor company, Hewitt Petroleum, Inc., a Delaware corporation which was incorporated on May 17, 2008 (“HPI”). In connection with the HPI Merger, HPI was merged out of existence and the Company assumed all of the assets and liabilities of HPI. The Plan of Merger required that all HPI common stock be exchanged on a one-for-one basis for RFO common stock and that RFO assume all of the liabilities of HPI as of the effective date of the HPI Merger. As a result, the Company’s historical financial statements are a continuation of the financial statements of HPI. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Hewitt Energy Group, Inc., a Texas corporation (“HEGINC”) and Hewitt Operating, Inc., a Utah corporation (“HOPIN”). All significant intercompany transactions and balances have been eliminated in consolidation. In addition, effective March 31, 2011, HPI entered into a Stock Exchange Agreement with Freedom Oil & Gas, Inc., a Nevada corporation (“Freedom”), which called for the exchange of stock in HPI for all of the outstanding stock of Freedom (the “Freedom Acquisition”). Upon completion of the Freedom Acquisition, it became a wholly owned subsidiary of the Company from March 31, 2011 until June 20, 2011 when Freedom was merged into RFO with RFO being the surviving entity.

The Company has been involved in leasing, exploring and drilling in Kansas, Oklahoma, Utah and Wyoming since its formation. The Company has over 20,000 acres of leasehold, seismic surveys, and numerous drilling projects in these states.  The Company uses proven technologies and drilling and production methods that are both efficient and environmentally sound.

NOTE 2     GOING CONCERN

The Company’s condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations causing negative working capital, in that current liabilities far exceed current assets, and the Company has negative operating cash flows, which raise substantial doubt about the Company’s ability to continue as a going concern. The Company sustained a net loss for the three months ended March 31, 2012 of $2,128,133 and a net loss for the year ended December 31, 2011 of $9,613,034, and has an accumulated deficit of $24,679,599, at March 31, 2012.

The Company intends to make its planned capital expenditures in order to continue its drilling programs, but does not have sufficient realized revenues or operating cash flows in order to finance these activities internally. As a result, the Company intends to seek financing in order to fund its working capital and capital expenditure needs.

The Company has been able to meet its short-term needs through loans from officers and third parties; sales of working interest in its oil and gas properties; and private placements of equity securities.  The Company is actively seeking a loan secured by the Company’s oil and gas properties, as well as additional private placements of equity securities.  The expected loan and equity private placements will provide the needed funds for continued operations and drilling programs. The Company is also seeking partners for participation in Company owned projects to assist in the funding of the development of each project.  The Company can provide no assurance that it will be able to obtain sufficient additional financing that it needs to develop its properties and alleviate doubt about its ability to continue as a going concern. If the Company is able to obtain sufficient additional financing proceeds, the Company cannot be certain that this additional financing will be available on acceptable terms, if at all. To the extent the Company raises additional funds by issuing equity securities the Company’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RICHFIELD OIL & GAS COMPANY

Formerly Hewitt Petroleum, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3     SIGNIFICANT ACCOUNTING POLICIES

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The financial statements included herein were prepared from the records of the Company in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Regulation S-X and S-K. In the opinion of management, all adjustments, consisting of normal recurring accruals that are considered necessary for a fair presentation of the interim financial information, have been included. However, operating results for the periods presented are not necessarily indicative of the results that may be expected for a full year. The Company’s Form 10 includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. Except as disclosed herein, there have been no material changes to the information disclosed in the notes to the consolidated financial statements included in the Company’s Form 10.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of oil and gas reserves, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although management believes these estimates are reasonable, actual results could differ from these estimates. The Company evaluates our estimates on an on-going basis and bases our estimates on historical experience and on various other assumptions the Company believes to be reasonable under the circumstances. Although actual results may differ from these estimates under different assumptions or conditions, the Company believes that our estimates are reasonable. The Company’s activities are accounted for under the successful efforts method.

Reclassifications

The Company has expanded certain line items within the current period financial statements, and certain prior period balances were reclassified to conform to the current period presentation accordingly. Such reclassifications had no impact on net loss, statements of cash flows, working capital or equity previously reported.

Loss Per Common Share

Basic earnings per share (“EPS”) are computed by dividing net income (loss) (the numerator) by the weighted average number of common shares outstanding for the period (the denominator).  Diluted EPS is computed by dividing net income (loss) by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period.  Potential common shares include common shares to be issued related to warrants outstanding and convertible debentures.  The number of potential common shares outstanding is computed using the treasury stock method.

As the Company has incurred losses for the three months ended March 31, 2012 and 2011, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculations. As of March 31, 2012 and 2011, there were 30,175,430 and 14,067,824 potentially dilutive shares, respectively.

 Financial Instruments and Concentration of Risks

The Company’s financial instruments include cash and cash equivalents, accounts receivable and accounts payable. The carrying amount of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of their immediate or short-term maturities.

Substantially all of the Company’s accounts receivable result from oil and gas sales and joint interest billings (“JIBs”) to third parties in the oil and gas industry.  This concentration of customers and joint interest owners may impact the Company’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. As of March 31, 2012, 30% of the accounts receivable balance resulted from one entity. For the three months ended March 31, 2012 and 2011, all of the revenues resulted from producing wells in Kansas.

RICHFIELD OIL & GAS COMPANY

Formerly Hewitt Petroleum, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4 ACQUISITION OF FREEDOM OIL & GAS, INC.

On March 4, 2011, HPI entered into a Stock Exchange Agreement with Freedom Oil & Gas, Inc., a Nevada corporation (“Freedom”), which called for the exchange of stock in HPI for all of the outstanding stock of Freedom (the “Freedom Acquisition”) that HPI did not already own (prior to the acquisition, the Company owned 100,000 shares of Freedom common shares) which resulted in HPI acquiring the remaining 99.83% of Freedom shares.  The Freedom Acquisition was approved by HPI’s Board of Directors and a majority of the stockholders of Freedom as required by Nevada law, and the exchange took place effective March 31, 2011.  The Freedom Acquisition provided the Company with additional oil exploitation opportunities through its ownership of complimentary properties in the Company’s Utah core area. Pursuant to the Stock Exchange Agreement, the Company assumed all of Freedom’s assets and liabilities.

The Company acquired 100% of all outstanding common stock of Freedom by the acquisition of 59,738,189 shares (99.83%) that the Company did not previously own in exchange for 59,738,189 shares of restricted common stock of the Company, plus 2,000,000 warrants for the purchase of the Company’s common stock valued at $11,977 exercisable at $0.25 per share to expire January 31, 2013.

The total purchase price of $5,995,796 was determined based upon the fair market value of $0.10 per share of common stock plus the $11,977 value for the warrants effective as of March 31, 2011. Goodwill has been recorded based on the amount by which the purchase price exceeded the fair value of the net assets acquired. As of March 31, 2012 the final allocation of the purchase price is as follows:

Assets Acquired:
Cash	$1,485
Receivables	164,171
Oil and gas properties	6,904,067
Other	6,750
Goodwill	75,481
Liabilities Assumed:
Current liabilities	(1,156,158)
Total	$5,995,796

Value of 2,000,000 New Warrants Issued on March 31, 2011	$11,977
Value of 59,738,189 New Common Stock Issued on March 31, 2011	5,973,819
Value of 100,000 Common Stock Owned Prior to March 31, 2011	10,000
Total Consideration	$5,995,796

Upon the acquisition, Freedom became a wholly-owned subsidiary of the Company. On June 20, 2011, Freedom was merged into the Company with the Company being the surviving entity.

NOTE 5     OIL AND NATURAL GAS PROPERTIES

Acquisitions

Acquisitions for the three months ended March 31, 2012

On January 1, 2012, the Company purchased a 1.00% working interest in the Fountain Green Project located in Sanpete County, Utah from two unaffiliated investors for a value totaling $141,857 in exchange for the issuance of 500,000 shares of common stock for a value of $125,000, or $0.25 per share plus the cancelation of $16,857 of JIBs accounts receivable owed to the Company by the investors.

RICHFIELD OIL & GAS COMPANY

Formerly Hewitt Petroleum, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

On January 1, 2012, the Company purchased a 0.25% working interest in the Liberty #1 Well located in Juab County, Utah from an unaffiliated investor for a value totaling $22,307 in exchange for the issuance of 48,528 shares of common stock for a value of $12,133, or $0.25 per share plus the cancelation of $10,174 of JIBs accounts receivable owed to the Company by the investor.

On March 30, 2012, the Company acquired leases for the Fountain Green Project located in Sanpete County, Utah from an unaffiliated investor, at that time, for a value totaling $383,200 in exchange for the issuance of 1,532,800 shares of common stock for a value of $383,200, or $0.25 per share. The Company capitalized $289,316 as a result of having a 75.50% working interest and the remaining balance of $93,884 was billed to the other 24.50% Fountain Green Project working interest holders. On March 31, 2012, this unaffiliated investor, Joseph P. Tate, became a Director of the Company.

Divestitures

Divestitures for the three months ended March 31, 2012

On January 30, 2012, the Company sold a 1.00% working interest in the Moroni #1-AXZH Well and the 320 acres leasehold for cash of $77,561 to an unaffiliated investor.

On February 10, 2012, the Company sold a 0.50% working interest in the Moroni #1-AXZH Well and the 320 acres leasehold for cash of $38,781 to a related party, Zions Energy Corporation (see Note 7).

On February 21, 2012, the Company sold a 0.25% working interest in the Moroni #1-AXZH Well and the 320 acres leasehold for cash of $19,390 to a related party, Zions Energy Corporation (see Note 7).

On February 22, 2012, the Company sold a 2.00% working interest in the Koelsch Field, including the requirement to participate in the Koelsch #25-1 Well, for cash of $6,060 to a related party, Zions Energy Corporation (see Note 7).

On February 22, 2012 the Company sold a 1.50% working interest in the Koelsch Field, including the requirement to participate in the Koelsch #25-1 Well, for cash of $4,545 to a related party, MacKov Investments Limited (see Note 7).

On February 29, 2012, the Company sold a 0.50% working interest in the Moroni #1-AXZH Well and the 320 acres leasehold for cash of $38,781 to a related party, MacKov Investments Limited (see Note 7).

On March 12, 2012, the Company sold a 1.00% working interest in the Koelsch Field, including the requirement to participate in the Koelsch #25-1 Well, for cash of $3,030 to a related party Zions Energy Corporation (see Note 7).

On March 14, 2012, the Company sold a 0.25% working interest in the Moroni #1-AXZH Well and the 320 acres leasehold for cash of $19,390 to a related party Zions Energy Corporation (see Note 7).

On March 15, 2012, the Company sold a 1.00% working interest in the Koelsch Field, including the requirement to participate in the Koelsch #25-1 Well, for cash of $3,030 to an unaffiliated investor.

RICHFIELD OIL & GAS COMPANY

Formerly Hewitt Petroleum, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6     COMMON STOCK

Common Stock

In January 2012, the Company issued 468,750 shares of common stock to an unaffiliated investor for cash of $75,000 or $0.16 per share.  In addition, the Company granted warrants to purchase up to 234,375 shares of common stock with an exercise price of $0.25 per share, which expire on January 11, 2013.

In January 2012, the Company issued 1,875,000 shares of common stock to an unaffiliated investor for cash of $300,000 or $0.16 per share.  In addition, the Company granted warrants to purchase up to 937,500 shares of common stock with an exercise price of $0.25 per share, which expire on January 16, 2013.

In January 2012, the Company issued 100,000 shares of common stock to a consultant for services for $16,000 or $0.16 per share, which was which was the fair value of the stock at the date of the transaction. The shares issued were fully vested on the date of the grant and the value of services received was expensed in the three months ended March 31, 2012.

In January 2012, the Company issued 500,000 shares of common stock to two unaffiliated investors for a value of $125,000 or $0.25 per share, related to purchases totaling a 1.00% working interest in the Fountain Green Project located in Sanpete County, Utah, which was the fair value of the stock at the date of the transaction.

In January 2012, the Company issued 48,528 shares of common stock to an existing investor for a value of $12,133 or $0.25 per share, related to a purchase of a 0.25% working interest in the Liberty #1 Well located in Juab County, Utah.

In February 2012, the Company issued 4,000 shares of common stock to an unaffiliated investor for cash of $1,000 or $0.25 per share.  In addition, the Company granted warrants to purchase up to 2,000 shares of common stock with an exercise price of $0.40 per share, which expire on February 4, 2013.

In March 2012, the Company issued 1,800,000 shares of common stock to an unaffiliated investor for cash of $450,000 or $0.25 per share.  In addition, the Company granted warrants to purchase up to 1,800,000 shares of common stock with an exercise price of $0.50 per share, which expire on March 23, 2015. As part of this transaction, the Company agreed to compensate a consultant for services performed in the amount of $27,000 including the issue of 100,000 shares of common stock that were valued at $25,000 or $0.25 per share, plus the cancellation of $2,000 of JIBs accounts receivable owed to the Company by the consultant. These consultant shares were fully vested on the date of the grant.

In March 2012, the Company issued 800,000 shares of common stock to an existing investor for cash of $200,000 or $0.25 per share.  In addition, the Company granted warrants to purchase up to 800,000 shares of common stock with an exercise price of $0.50 per share, which expire on March 28, 2015. Subsequent to this transaction, the investor, Joseph P. Tate, became a Director of the Company effective on March 31, 2012 (see Note 7).

In March 2012, the Company issued 472,000 shares of common stock to an existing investor for settlement of a $100,000 other payable plus $18,000 of accrued interest for a total value of $118,000 or $0.25 per share, which was the fair value of the stock at the date of the transaction. The shares issued were fully vested on the date of the grant. The $18,000 of accrued interest was expensed in the three months ended March 31, 2012. Subsequent to this transaction, the investor, Joseph P. Tate, became a Director of the Company effective on March 31, 2012 (see Note 7).

In March 2012, the Company issued 1,532,800 shares of common stock to an existing investor for Fountain Green Project lease acquisitions located in Sanpete County, Utah valued at $383,200 or $0.25 per share, which was the fair value of the stock at the date of the transaction. Subsequent to this transaction, the investor, Joseph P. Tate, became a Director of the Company effective on March 31, 2012 (see Note 7).

RICHFIELD OIL & GAS COMPANY

Formerly Hewitt Petroleum, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

In March 2012, the Company issued 3,750,000 shares of common stock to four directors plus the Corporate Secretary of the Company as compensation for services valued at $937,500 or $0.25 per share, which was the fair value of the stock at the date of the transaction. The shares issued were fully vested on the date of the grant. The entire amount of this stock award was expensed in the three months ended March 31, 2012.

NOTE 7     RELATED PARTY TRANSACTIONS

A.	Douglas C. Hewitt, Sr., an Officer and Chairman of the Board of the Company

Douglas C. Hewitt, Sr., an officer and Director of the Company, is a beneficiary in Mountain Home Petroleum Business Trust, a Utah Business Trust (“MHPBT”), and Zions Energy Corporation (“Zions”) is a wholly owned subsidiary of MHPBT. In addition, The D. Mack Trust (“D Mack Trust”), is a trust in which Mr. Hewitt receives beneficial interest and is entitled to receive overriding royalty interest (“ORRI”) up to 1.00% in all newly acquired leases by the Company. MHPBT, Zions and D Mack Trust have had related-party transactions with the Company.

As at March 31, 2012, MHPBT has working interest in oil and gas properties that the Company controls which include, 2.00% before payout (“BPO”) and 22.00% after payout (“APO”) in the Liberty #1 Well and Liberty Project and 50.00% working interest in the shallow zones of the Fountain Green Project as previously defined. All of the working interest owned by MHPBT in the Company’s Liberty #1 Well and Liberty Project and Fountain Green Project properties were acquired by MHPBT from third parties prior to the formation of the Company.

As at March 31, 2012, Zions has working interests in oil and gas properties that the Company controls which include, 1.00% working interest in the Moroni #1-AXZH Well and the 320 acres leasehold and a 3.00% working interest in the Koelsch Field. All of the working interests owned by Zions were acquired from the Company in February and March 2012 on the same terms as other independent third party transactions as disclosed in Note 7 A i below.

As of March 31, 2012, the D. Mack Trust receives ORRIs ranging from 0.25% to 1.50% on certain Kansas leases and MHPBT owns 6.00% ORRIs in Liberty #1 Well and Liberty Project. For the three months ended March 31, 2012, the D. Mack Trust has received $1,850 in royalties relating to ORRIs from the Kansas leases.

As of March 31, 2012 the Liberty Project remains undeveloped and no royalty revenues have been generated from this property. In addition, no revenues were received by MHPBT, Zions and D. Mack Trust from any of the working interest they own in any of the above noted oil and gas properties during the three months ended March 31, 2012.

The following related-party transactions occurred with Zions during the three months ended March 31, 2012:

i.	In February and March 2012, the Company sold a 1.00% working interest in the Moroni #1-AXZH Well and the 320 acres leasehold for cash of $77,561 to Zions. This purchase was made on the same terms as other Company independent third party transactions that were completed in December 2011 and January 2012.

ii.	In February and March 2012, the Company sold a 3.00% working interest in the Koelsch Field, including the requirement to participate in the Koelsch #25-1 Well, for cash of $9,090 to Zions. This purchase was made on the same terms as other Company independent third party transactions that were completed in December 2011 and March 2012.

RICHFIELD OIL & GAS COMPANY

Formerly Hewitt Petroleum, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

B.	J. David Gowdy, a Former Officer and Director of the Company and Greater than 5% Shareholder

J. David Gowdy, an officer and Director of the Company from March 31, 2011 to December 12, 2011 and a beneficial owner of more than 5% of the outstanding shares of our common stock, is also a beneficiary in MHPBT and Zions described above. Prior to March 31, 2011, Mr. Gowdy was an officer and Director of Freedom, which was acquired by the Company on March 31, 2011 (see Note 4). Mr. Gowdy is a trustee of MHPBT and the President of Zions. MHPBT and Zions related party transactions during the three months ended March 31, 2012 are described above. In addition, Mr. Gowdy had the following related party transactions with the Company.

i.	As per his December 12, 2011 letter agreement, Mr. Gowdy earned $40,000 for transitional related consulting services from January 1, 2012 to March 31, 2012, of which $20,000 is unpaid as of March 31, 2012.

ii.	Subsequent to the three months ended March 31, 2012, Mr. Gowdy earned $10,000 for services for the month of April 2012. Mr. Gowdy’s service contract with the Company ended April 30, 2012.

C.	Glenn G. MacNeil, an Officer and Director of the Company

MacKov Investments Limited (“MacKov”), a company which is a Canadian control private corporation in which Glenn G. MacNeil, an officer and Director of the Company, and his spouse have 100% of the ownership interests has had related-party transactions with the Company. As at March 31, 2012, MacKov has a working interest in oil and gas properties that the Company controls which include the following: (i) MacKov owns a 0.50% working interest in the deep zones and a 0.25% working interest in the shallow zones of the Fountain Green Project which was purchased from the Company prior to Mr. MacNeil becoming the CFO and a Director of the Company on the same terms as other independent third party transactions; (ii) MacKov owns a 3.25% BPO and a 2.75% APO working interest in the Liberty #1 Well and Liberty Project of which a 2.25% BPO and a 1.75% APO were purchased from third parties in 2009 through 2011 prior to Mr. MacNeil becoming CFO and a Director; a 0.50% BPO and a 0.50% APO were purchased from the Company prior to Mr. MacNeil becoming the CFO and a Director on the same terms as other independent third party transactions in 2010; and a 0.50% BPO and a 0.50% APO were purchased from the Company in December 2011 on the same terms as other independent third party transactions as previously disclosed in 2011; (iii) MacKov owns a 0.50% working interest in the Moroni #1-AXZH Well and the 320 acres leasehold prospect which was purchased from the Company in February 2012 on the same terms as other independent third party transactions as disclosed in 7 C ii below; and (iv) MacKov owns a 5.00% working interest in the Koelsch Field of which a 3.5% working interest was purchased from the Company in December 2011 on the same terms as other independent third party transactions as previously disclosed and a 1.5% working interest was purchased from the Company in February 2012 on the same terms as other independent third party transactions as disclosed in Note 7 C i below. (v) MacKov owns ORRI ranging from 0.25% to 2.25% on certain Kansas leases which were purchased from the Company in March 2011 prior to Mr. MacNeil becoming the CFO and a Director; (vi) MacKov owns a 1.00% ORRI in the Liberty #1 Well and Liberty Project which was purchased from a third party in 2010 and 2011. For the three months ended March 31, 2012, MacKov has received $655 in royalties relating to ORRI from the Kansas leases. As of March 31, 2012 the Liberty Project remains undeveloped and no royalty revenues have been generated from this property. In addition, no revenues were received by MacKov from any of the working interest it owns in any of the above noted oil and gas properties during the three months ended March 31, 2012. The following related-party transactions occurred with MacKov during the three months ended March 31, 2012:

i.	In February 2012, the Company sold a 1.50% working interest in the Koelsch Field, including the requirement to participate in the Koelsch #25-1 Well, for cash of $4,545 to MacKov. This purchase was made on the same terms as other Company independent third party transactions that were completed in December 2011.

ii.	In February 2012, the Company sold a 0.50% working interest in the Moroni #1-AXZH Well and the 320 acres leasehold for cash of $38,781 to MacKov. This purchase was made on the same terms as other Company independent third party transactions that were completed in December 2011 and January 2012.

RICHFIELD OIL & GAS COMPANY

Formerly Hewitt Petroleum, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

iii.	From January 1, 2012 to March 31, 2012, MacKov billings for fees for services and travel allowance to the Company totaled $49,500. During the period, the Company paid $65,905 to MacKov for these billings and for billings owed as of December 31, 2011. As of March 31, 2012, $26,902 is due to MacKov relating to unpaid fees and travel allowances.

D.	Joseph P. Tate, a Director of the Company

Joseph P. Tate became a Director of the Company effective March 31, 2012. As of March 31, 2012, Mr. Tate is a beneficial landowner of two oil and gas leases totaling 1,816 acres within the Fountain Green Project which the Company controls and negotiated lease terms with Mr. Tate prior to him becoming a Director. Mr. Tate received $383,200 as compensation for these five year leases by the issuance of 1,532,800 shares of common stock of the Company valued at $0.25 per share. In addition to this compensation, Mr. Tate is entitled to 12.50% landowner royalty interest revenues related to hydrocarbons produced by the Company on these oil and gas leases. During the three months ended March 31, 2012, no landowner royalty interest revenues were earned by Mr. Tate from these undeveloped new Fountain Green Project leases. Also prior to Mr. Tate becoming a Director, he negotiated a settlement of $100,000 debt owed to him by the Company to include $18,000 of interest for the period of the debt outstanding which was settled by the issuance of 472,000 share of common stock valued at $0.25 per share.

All related-party transactions have been reviewed and approved by a majority vote of our Board of Directors and were completed on the same terms and conditions of other independent third party transactions. With respect to transactions in which the related party is also a member of our Board of Directors, such Directors abstained from voting to approve the transactions.

NOTE 8     NOTES PAYABLE

Notes Payable consists of the following notes:

RICHFIELD OIL & GAS COMPANY

Formerly Hewitt Petroleum, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	March 31,	December 31,
	2012	2011
Note Payable interest at 12%, due June 2012, secured by 5% working interest in certain Fountain Green Project Leases	$-	$1,080,000

Note Payable interest at 18%, due on demand, secured by Mai, Johnson and Gorham, Kansas leases	76,117	90,000

Note Payable to Land Rover Capital Group, monthly payments of $1,949 including interest at 7.5% through November 2013, secured by vehicle	41,934	43,650

Note Payable interest at 10%, due June 2012, unsecured	-	248,000

Note Payable interest at 10%, due on demand, secured by 10% working interest in certain Fountain Green Project Leases	700,000	700,000

Note Payable for $152,514 with interest at 2.0% monthly, due April 2012, unsecured - net of discount	144,873	121,694

Note Payable, monthly payments of $1,500 with interest at 0%, due May 2013, unsecured	20,168	24,296

Note Payable with $5,000 finance fee, due on demand with interest at 3% monthly beginning February 29, 2012, unsecured	50,000	-

Note Payable with $5,000 finance fee, due on demand with interest at 3% monthly beginning February 29, 2012, unsecured	50,000	-

Total Notes Payable	1,083,092	2,307,640
Less: Current Portion (includes demand notes)	1,060,855	2,277,497
Long-Term Portion	$22,237	$30,143

RICHFIELD OIL & GAS COMPANY

Formerly Hewitt Petroleum, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 9     CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consists of the following:

	March 31,	December 31,
	2012	2011
Note Payable interest at 8%, due June 2012, convertible into common shares of the Company, at a conversion rate of $0.25 per common share, and is secured by a 1.0% working interest in certain Fountain Green Project leases.	$367,500	$367,500

Note Payable interest at 12%, due June 2012, convertible into common shares of the Company at a conversion rate of $0.25 per common share, unsecured.	52,560	52,560

Note Payable interest at 10%, due on demand, convertible into common shares of the Company at a conversion rate of $0.25 per common share, secured by certain Kansas leases and 10% working interest in certain Fountain Green Project leases (see Note 17).	1,300,000	1,300,000

Note Payable interest at 12%, due June 2012, convertible into common shares of the Company at a conversion rate of $0.25 per common share, secured by 5% working interest in certain Fountian Green Project leases.	1,080,000	-

Note Payable interest at 10%, due June 2012, convertible into common shares of the Company at a conversion rate of $0.25 per common share, unsecured.	248,000	-

Note Payable interest at 10%, due June 2012, convertible into common shares of the Company at a conversion rate of $0.25 per common share, unsecured.	100,000	100,000

Note payable interest at 5%, due on demand, convertible into common shares of the Company at a conversion rate of CAD $0.16 (which was USD $0.167 at the time of load) per common share, unsecured.	50,000	50,000

Note payable interest at 5%, due on demand, convertible into common shares of the Company at a conversion rate of CAD $0.16 (which was USD $0.167 at the time of load) per common share, unsecured.	50,000	50,000

Note Payable interest at 0%, due on demand, convertible into common shares of the Company at a conversion rate of $0.22 per common share, unsecured.	25,000	25,000

Total Convertible Notes Payable	3,273,060	1,945,060
Less: Current Portion (includes demand notes)	3,273,060	1,945,060
Long-Term Portion	$-	$-

NOTE 10     DUE TO RELATED PARTIES

The Company has a due to related party payable to MacKov in the amounts of $268,800 and $245,740 at March 31, 2012 and December 31, 2011, respectively. The $241,898 (net of debt discount of $13,011) amount as of March 31, 2012 and $202,433 (net of debt discount of $52,476) as of December 31, 2011 consists of a $254,909 note payable that is due April 2012 and bears monthly interest at 2.0%. The remaining amount is for outstanding fees and unreimbursed travel allowances that are non-interest bearing and do not have set terms of repayment in the amount of $26,902 and $43,307 at March 31, 2012 and December 31, 2011, respectively. In addition, as of March 31, 2012, the Company had a related party payable to J. David Gowdy of $20,000 relating to unpaid transitional related consulting services. There were no related party payables to Mr. Gowdy as of December 31, 2011.

RICHFIELD OIL & GAS COMPANY

Formerly Hewitt Petroleum, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 11     DUE TO DIRECTORS

As of March 31, 2012, the Company has $22,397 due to the Company’s directors which consists of $15,645 due to Douglas C. Hewitt, Sr. and $6,752 due to Glenn G. MacNeil. As of December 31, 2011, the Company had $27,934 due to Mr. Hewitt. These amounts are non-interest bearing and have no set terms of repayment.

NOTE 12     WARRANTS TO PURCHASE COMMON STOCK

The Company accounts for stock-based compensation under the provisions of FASB ASC 718. This standard requires the Company to record an expense associated with the fair value of stock-based compensation.  The Company uses the Black-Scholes option valuation model to calculate stock-based compensation at the date of grant.  Warrant pricing models require the input of highly subjective assumptions, including the expected price volatility.  For the warrants granted in 2012, the Company used a variety of comparable and peer companies to determine the expected volatility.  The Company believes the use of peer company data fairly represents the expected volatility it would experience if the Company was publicly traded in the oil and gas industry over the contractual term of the warrants. Changes in these assumptions can materially affect the fair value estimate.  The total fair value or relative fair value of the warrants issued for services and debt holders is recognized as an expense over the vesting period.  There were warrants to purchase 16,870,750 shares of common stock exercisable as of March 31, 2012 at $0.16 to $0.50 per share and expire at various times between October 20, 2012 and March 29, 2015.

Warrants to Purchase Common Stock Granted in 2012

On January 17, 2012, in conjunction with the issuance of two $50,000 notes payable to unaffiliated investors, that were originally due February 29, 2012, the Company granted warrants to purchase 400,000 shares of common stock, exercisable at $0.16 per share which expires on December 31, 2012.  The total fair value of the warrants was calculated using the Black-Scholes valuation model based on factors present at the time the warrants were granted. These warrants were totally vested at the time of the grant and remain outstanding as of March 31, 2012.  The Company has determined the fair value of the issued warrants to be $20,724 which was fully expensed during the three months ended March 31, 2012 based on the original term of the loan.

 The following assumptions were used for the Black-Scholes model:

January 17, 2012
Fair market value	$0.16
Exercise price	$0.16

Risk free rates	0.20%
Dividend yield	0.00%
Expected volatility	85.08%
Contractual term	0.96 Years

 The fair market value at the date of grant for warrants granted are as follows:

Fair value per warrant	$0.0518
Total warrants granted	400,000
Total fair value of warrants granted	$20,724

RICHFIELD OIL & GAS COMPANY

Formerly Hewitt Petroleum, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Also, between January 1, 2012 and March 31, 2012, the Company issued warrants to purchase 3,773,875 shares of common stock, at the time it issued certain common stock for cash proceeds during the year (see Note 6) of which 1,171,875 have an exercisable price of $0.25 that expires one year from date of issue; 2,000 have an exercisable price of $0.40 that expires one year from date of issue; and 2,600,000 have an exercisable price of $0.50 that expires three years from the date of issue.

The total outstanding warrants for the period of December 31, 2011 through March 31, 2012 are as follows:

			Weighted-
			Average
		Weighted-	Remainder
		Average	Contractual
	Warrants	Exercise Price	Term in Years

Warrants outstanding as of December 31, 2011	12,696,875	$0.22	0.96
Granted	4,173,875	0.40	2.24
Exercised	-	-	-
Forfeited/Expired	-	-	-
Warrants outstanding as of March 31, 2012	16,870,750	$0.27	1.07

NOTE 13      ASSET RETIREMENT OBLIGATIONS

FASB ASC 410 requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable. Under this method, when liabilities for dismantlement and abandonment costs, excluding salvage values, are initially recorded, the carrying amount of the related oil and gas properties is increased. The fair value of the ARO asset and liability is measured using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted using the units of production method. Should either the estimated life or the estimated abandonment costs of a property change materially upon the Company’s periodic review, a new calculation is performed using the same methodology of taking the abandonment cost and inflating it forward to its abandonment date and then discounting it back to the present using the Company’s credit-adjusted-risk-free rate. The carrying value of the asset retirement obligation is adjusted to the newly calculated value, with a corresponding offsetting adjustment to the asset retirement cost.

The following table summarizes the Company’s asset retirement obligation transactions recorded in accordance with the provisions of FASB ASC 410 during the three months ended March 31, 2012 and the year ended December 31, 2011:

	March 31,	December 31,
	2012	2011
Beginning asset retirement obligation	$350,243	$348,742
Liabilities incurred for new wells placed in production	5,874	106,507
Liabilities decreased for wells sold or plugged	(1,960)	(109,620)
Accretion of discount on asset retirement obligations	1,055	4,614
Ending asset retirement obligations	$355,212	$350,243

RICHFIELD OIL & GAS COMPANY

Formerly Hewitt Petroleum, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 14    CAPITAL LEASE OBLIGATION

The Company leases well equipment under an agreement which is classified as a capital lease.  The term of the capital lease is for 5 years, bears interest at 9.0%, with monthly payments of $3,200 per month with the final payment due on May 20, 2013.  At March 31, 2012 and December 31, 2011, the remaining capital lease obligation was $42,653 and $51,227, respectively.

At March 31, 2012 and December 31, 2011, well equipment acquired under capital leases totaled $154,155 and accumulated depreciation was $89,924 and $84,418, respectively.

 NOTE 15     OPERATING LEASES

The Company leases office space in Salt Lake City, Utah (“Premises Lease”) which consists of approximately 3,903 square feet.  The Company has a prepaid security deposit of $8,954.  The lease term was originally for three years beginning June 1, 2005. On June 1, 2008, the lease was extended for an additional 3 years until May 31, 2011, and amended on April 1, 2011 to extend the Premises Lease until August 31, 2011. A new one-year lease agreement was effective as of September 1, 2011 with the option to renew annually for two additional years. For the three months ended March 31, 2012 and 2011, the Premises Lease payments were $28,871 and $9,606, respectively. Beginning September 1, 2011, the Company’s annualized lease obligation was $107,470, or $8,956 per month. The option to renew for the period September 1, 2012 to August 31, 2013 is an annualized obligation of $110,167 and for the period September 1, 2013 to August 31, 2014 is an annualized obligation of $112,902.

The Company leases a printer, copier and fax machine from Revco Leasing Company. The term of the lease is for 37 months commencing March 23, 2010.  The monthly lease payment is $255. For the three months ended March 31, 2012 and 2011, the lease payments were $765.

NOTE 16     UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited pro forma condensed consolidated statement of operations aggregates the consolidated results of operations of the Company and the results of operations of Freedom for the three months ended March 31, 2011, using the assumptions described in the following notes, giving effect to the Freedom Acquisition as if the acquisition of Freedom had occurred as of January 1, 2011. The Freedom Acquisition was completed on March 31, 2011.

The pro forma condensed consolidated financial statements should be read in conjunction with the separate financial statements and related notes thereto of the Company and Freedom as included in Amendment No. 2 to Form 10 to be filed with the SEC in May 2012. These pro forma financial statements are not necessarily indicative of the consolidated results of operations which might have existed for the three months ended March 31, 2011 had the acquisition occurred at the beginning of the year on January 1, 2011.

RICHFIELD OIL & GAS COMPANY

Formerly Hewitt Petroleum, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Unaudited Pro Forma Condensed Consolidated Statement of Operations

For the Three Months Ended March 31, 2011

	Richfield	Freedom
	Three Months	Three Months
	March 31,	March 31,	Pro Forma		Pro Forma
	2011	2011	Adjustments		Consolidated
Revenues
Oil and natural gas sales	$256,498	$-	$-		$256,498
Other	6,018				6,018
Total revenues	262,516	-	-		262,516

Operating expenses
Production expenses	88,960				88,960
Production taxes	15,947				15,947
Exploration	29,955	96,553			126,508
Lease impairments	72,174				72,174
Depletion, depreciation, amortization and accretion	44,813				44,813
General and administrative expenses	1,326,416	5,770,250	(2,985,783)	(a)	4,110,883
Gain on sale of oil and gas properties	(90,414)				(90,414)
Total expenses	1,487,851	5,866,803	(2,985,783)		4,368,871

Loss from operations	(1,225,335)	(5,866,803)	2,985,783		(4,106,355)

Other income (expenses)
Loss on settlement of liabilities	(38,280)				(38,280)
Loss on carrying value of investments		(52,870)	52,870	(b)	-
Interest and finance charges	(56,893)	(580,558)			(637,451)
	(95,173)	(633,428)	52,870		(675,731)

Loss before income taxes	(1,320,508)	(6,500,231)	3,038,653		(4,782,086)

Income tax benefit	-	-	-		-

Net loss	$(1,320,508)	$(6,500,231)	$3,038,653		$(4,782,086)

Net loss per common share - basic and diluted	(0.01)	(0.14)			(0.03)

Weighted average shares outstanding – basic and diluted	143,158,624	48,095,535			191,254,159

(a) Eliminate Freedom's general and adminstrative expenses incurred during the three months ended March 31, 2011, which would be eliminated post acquistion:

Officers and directors compensation	$2,981,117
Rent	2,988
Employee benefits	1,442
Payroll fees	236
Total	$2,985,783

(b) Eliminate $52,870 loss on carrying value of Freedom's investment in HPI stock to fair value that was recorded by Freedom during the three month period ending March 31, 2011.

RICHFIELD OIL & GAS COMPANY

Formerly Hewitt Petroleum, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 17 LEGAL PROCEEDINGS

TX Holdings, Inc. v. Hewitt Energy Group LLC

On January 10, 2012, TX Holdings, Inc. (“TX Holdings”) filed an amended complaint against HEGLLC, a predecessor of the Company, Douglas C. Hewitt, Dexter & Dexter Attorneys at Law, P.C. and Michael Cederstrom in the United States District Court for the District of Utah. The complaint arises out of a claimed agreement between HEGLLC and TX Holdings (the “Perth Sale Agreement”) pursuant to which HEGLLC agreed to sell to TX Holdings an interest in the Perth Field located in Kansas (the “Perth Interest”). TX Holdings’ complaint alleges certain causes of action, including, among others, unjust enrichment, breach of contract and breach of fiduciary duty. The complaint alleges that HEGLLC breached the Perth Sale Agreement by failing to deliver the Perth Interest to TX Holdings. TX Holdings seeks the Perth Interest and an unspecified amount of damages from the named parties. The Company does not believe it is obligated to deliver the Perth Interest to TX Holdings because it is the Company’s belief that TX Holdings breached the Perth Sale Agreement by, among other things, failing to pay the purchase price. A similar complaint was filed by TX Holdings in February 2010 in Florida State Court in the District of Miami, Dade County. On July 5, 2011, the Florida court dismissed the action for lack of personal jurisdiction. TX Holdings filed an appeal of the dismissal of Florida State Court action and on April 24, 2012 TX Holdings filed a Voluntary Dismissal of the Florida State Court action. The Company believes the claims alleged by TX Holdings are without merit and intends to vigorously defend against the claims.

Nostra Terra Oil and Gas Company v. Richfield Oil & Gas Company

On February 1, 2012, Nostra Terra Oil and Gas Company (“NTOG”) filed an action against the Company, HPI, HEGINC, and HEGLLC in the Twenty-Third Judicial District Court of Russell County, Kansas. The complaint alleges that the Company defaulted on its repayment obligations under a note and security agreement, dated April 13, 2011, in the principal amount of $1.3 million and accrued interest at 10% per annum. The complaint seeks foreclosure on two of the Company’s property leases located in Kansas. The note was due on January 31, 2012. On January 31, 2012, the Company requested the loan payoff and documents relating to the release of collateral from NTOG’s representatives. The Company followed up on this request with a written request on February 1, 2012. On or about March 19, 2012 the Company filed an answer to the Complaint and a Cross-Complaint against NTOG for interference with business. The Court has set this matter for Trial on July 31, 2012. The Company intends to vigorously defend against this foreclosure action and repay any amount that is ultimately determined to be outstanding.

The obligations due and owing under this note and security agreement are fully accounted for in the Company’s financial statements.

Threatened Claim by Former Officer and Director of Freedom

A former officer and director of Freedom (the “Freedom Officer and Director”) has alleged certain claims against the Company in the amount of approximately $321,000. This matter was settled by the Company paying the sum of $13,135 on April 6, 2012, as a full resolution of all issues between the parties, of which $12,500 was previously accrued in 2011.

Litigation in the Ordinary Course

We may become involved in litigation from time to time relating to claims arising in the ordinary course of our business. We do not believe that the ultimate resolution of such claims would have a material effect on our business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material effect on our business, results of operations, financial condition and cash flows.

RICHFIELD OIL & GAS COMPANY

Formerly Hewitt Petroleum, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 18     SUBSEQUENT EVENTS

In April 2012, the Company settled a dispute with a former officer and director of Freedom (the “Freedom Officer and Director”) who alleged certain claims against the Company in the amount of approximately $321,000. This matter was settled by the Company paying the sum of $13,135, as a full resolution of all issues between the parties, of which $12,500 was previously accrued in 2011.

In April 2012, the Company issued 500,000 shares of common stock to a full-time consultant of the Company that is responsible for corporate finance and investor relations, as compensation for services valued at $125,000 or $0.25 per share. These shares vest 125,000 shares every six months until March 31, 2014 at which time the shares shall be fully vested. In addition, the Company granted the consultant 5,000,000 warrants with five different exercise prices at $0.25; $0.50; $0.75; $1.00; and $1.25, for each increment of 1,000,000 warrants. Each 1,000,000 warrants increment vests at 125,000 per quarter over eight periods with all warrants fully vested on March 31, 2014. All unexercised warrants will expire on March 31, 2015.

In April 2012, the Company issued 215,000 shares of common stock to two existing investors for cash of $53,750 or $0.25 per share.  In addition, the Company granted warrants to purchase up to 215,000 shares of common stock with an exercise price of $0.50 per share, which expire on April 4, 2015.

In April 2012, the Company issued 440,000 shares of common stock to an existing investor for cash of $110,000 or $0.25 per share.  In addition, the Company granted warrants to purchase up to 440,000 shares of common stock with an exercise price of $0.50 per share, which expire on April 17, 2015.

In April 2012, the Company issued 100,000 shares of common stock to an unaffiliated investor for cash of $25,000 or $0.25 per share. In addition, the Company granted warrants to purchase up to 100,000 shares of common stock with an exercise price of $0.50 per share, which expire on April 19, 2015.

In April 2012, the Company issued 100,000 shares of common stock to an existing investor for cash of $25,000 or $0.25 per share.  In addition, the Company granted warrants to purchase up to 100,000 shares of common stock with an exercise price of $0.50 per share, which expire on April 21, 2015.

In April 2012, an investor exercised the conversion rights to convert a $25,000 convertible note payable at $0.22 per share to 113,636 shares of the Company’s common stock.

In May 2012, the Company issued 100,000 shares of common stock to an unaffiliated investor for cash of $25,000 or $0.25 per share. In addition, the Company granted warrants to purchase up to 100,000 shares of common stock with an exercise price of $0.50 per share, which expire on April 30, 2015.

In May 2012, the Company issued 400,000 shares of common stock to an existing investor for cash of $100,000 or $0.25 per share. In addition, the Company granted warrants to purchase up to 400,000 shares of common stock with an exercise price of $0.50 per share, which expire on April 30, 2015.

In May 2012, the Company issued 10,000 shares of common stock to an unaffiliated investor for consulting services valued at $2,500 or $0.25 per share, which was the fair value of the stock on the date of the transaction. The shares issued to the consultant were fully vested on the date of grant.

RICHFIELD OIL & GAS COMPANY

Formerly Hewitt Petroleum, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding our results of operations and our financial condition. Our consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q contains additional information that should be referred to when reviewing this material. Certain statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, which could cause actual results to differ from those expressed in this report.

Forward-Looking Statements

This report may contain forward-looking statements. These statements include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. These forward-looking statements address matters that involve risks and uncertainties.  Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements.  We believe that these factors include but are not limited to the following:

•	questions on the part of our auditors regarding our ability to continue as a going concern;
•	our limited operating history and negative operating cash flows;
•	our substantial capital requirements that, if not met, may hinder our growth and operations;
•	loss of our directors or key management and technical personnel or our ability to attract and retain experienced technical personnel;
•	our ability to acquire or develop additional reserves;
•	our dependence on drilling partners for successful development and exploitation of certain oil properties in which we hold an interest;
•	lack of insurance against all of the operating hazards to which our business is exposed;
•	title claims to which our properties may be subject;
•	our exposure to third-party credit risk and defaults by third parties;
•	our issuance of additional indebtedness in the future;
•	our ability to realize anticipated benefits of acquisitions and dispositions;
•	our ability to adequately manage growth;
•	unforeseen economic events and the state of the global economy;
•	concentration of our producing properties in two major geographic areas;
•	uncertainties involved in drilling for and producing oil and gas;
•	market conditions or operational impediments that may hinder our access to oil and gas markets or delay production;
•	the effect of the market price of oil and gas on our profitability and cash flow;
•	shortages of rigs, equipment, supplies and personnel and any resulting delays in our production;
•	uncertainty relating to estimates of our possible reserves and proven reserves;
•	complex laws and regulations, including environmental regulations, that can materially increase the cost, manner and feasibility of doing business;
•	intense competition in the oil and gas industry;
•	delays in business operations that could reduce cash flows and subject us to credit risk;
•	recently proposed legislation relating to changes in income taxation of independent producers;
•	seasonal weather conditions and other factors affecting our drilling operations;
•	proposals to increase U.S. federal income taxation of independent producers;

•	proposed legislation related to climate changes and global warming;
•	loss of leases or increases in lease renewal costs due to failure to drill acreage prior to lease expiration; and

•	alternatives to and changing demand for petroleum products.

You can often identify these and other forward-looking statements by the use of words such as “may,” “will,” “could,” “would,” “should,” “expects,” “plans,” “anticipates,” “estimates,” “intends,” “potential,” “projected,” “continue,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.

These statements are based on current expectations and assumptions regarding future events and business performance and involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements.

The foregoing factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this quarterly report.  For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read our risk factors included below under “Item 1A. Risk Factors.”

Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We will assume no obligation to update any of the forward-looking statements after the effective date of this quarterly report to conform these statements to actual results or changes in our expectations, except as required by law.  You should not place undue reliance on these forward-looking statements, which apply only as of the effective date of this report.

Business Overview

We are an oil and gas exploration and production company with ten projects in Utah, Kansas, Oklahoma and Wyoming. We are currently producing oil from four projects in Kansas, which includes the Koelsch #25-1 Well located within the Koelsch project that was most recently put into production on April 20, 2012. We currently have one project located in Sanpete County, Utah with one well we refer to as the “Liberty #1 Well,” that is in the completion stage of development and we expect to be completed within the second quarter of 2012. The focus of our business is acquiring, retrofitting, and operating or selling oil and gas production. We have two strategic directions:

a)	We used our research technology to identify properties in Kansas that were initially developed between the 1920s and 1950s. We identified significant oil and gas reserves from these early exploration properties, which were previously underdeveloped due to inefficient and antiquated exploration and production methods and low commodity prices. In most cases these wells were developed and left fallow by major oil and gas companies. Using current technology and methodologies, we successfully developed both production and proved reserves within these fields and others, and we intend to continue to develop our Kansas properties.

b)	We have conducted a limited amount of exploration for oil and gas reserves in the Central Utah Overthrust region, where we have accumulated 18,654 gross total acres since our inception. We lease or own 100% of the mineral rights on these properties. We intend to conduct drilling operations on some of our Utah properties, and to conduct additional exploration activities.

We use a systematic approach for the acquisition of leases and development of drilling programs. Our approach focuses on three areas of development planning:

a)	Activities involving the identification, acquisition and development of leases of property in which oil or gas is known to exist. This represents approximately 20% of our development planning.

b)	Activities involving low or moderate exploration and development risk. These include leases of property where oil and gas has been produced in the past but there are no existing wells. This represents approximately 20% of our development planning.

c)	Activities involving the acquisition of projects where it is reasonably believed that potential hydrocarbon values exist based on analysis involving geochemical, radiometric, gravitational and supportable seismic data. This may include projects that have never been drilled or tested for oil and gas in the past. This represents approximately 60% of our development planning.

We have initiated the development of ten projects to date resulting in four oil-producing projects. For the month of April 2012, with production from the Koelsch #25-1 Well, our net (net revenue interest) production averaged approximately 32 barrels of oil per day (“Bopd”). Subject to obtaining adequate financing, we intend to initiate drilling of 17 new production wells during the remainder of 2012. Our development plans may be delayed and are dependent on certain conditions, including, the receipt of necessary permits, the ability to obtain adequate financing and weather conditions. Uncertainties associated with these factors could result in unexpected delays. In addition, the feasibility of a number of the projects described below is still subject to further geological testing and/or drilling to determine whether commercial quantities of hydrocarbons are present.

In addition to the projects currently under development, we intend to initiate the development of additional projects from time to time. However, the number of projects we initiate each year will depend on a number of factors, including the availability of adequate financing, the availability of mineral leases, the demand for oil and gas, the number of projects we have under development, and our available resources to devote to our project development efforts.

Production History

The following table presents information about our produced oil volumes during the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  We did not produce natural gas during any of the three months ended March 31, 2012 or 2011. As of March 31, 2012, we were selling oil from a total of eleven gross wells (10.2 net wells), compared to eight gross wells (7.5 net wells) at March 31, 2011.  All data presented below is derived from accrued revenue and production volumes for the relevant period indicated.

	Three Months Ended
	March 31,
	2012	2011
Net Production:
Oil (Bbl)	2,295	2,563
Natural Gas (Mcf)	-	-
Barrel of Oil Equivalent (Boe)	2,295	2,563

Average Sales Prices:
Oil (Bbl)	$95.80	$100.08

Average Production Costs:
Oil (per Bbl)	$112.31	$34.71

Depletion of Oil and Gas Properties

Our depletion expense is driven by many factors, including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs.  The following table presents our depletion expenses per barrel of oil for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

	Three Months Ended
	March 31,
	2012	2011

Depletion of Oil	$9.61	$9.61

Results of Operations

The following presents an overview of our results of operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

As of March 31, 2012, we had established oil production from eleven gross (10.2 net) wells in which we hold working interests compared to eight gross (7.5 net) wells which had established production as of March 31, 2011. Our net oil production for the three months ended March 31, 2012 averaged approximately 25 Bopd compared to approximately 28 Bopd for the three months ended March 31, 2011. We had no natural gas production during the three months ended March 31, 2012 and 2011. The decrease in production in 2012 over 2011 is primarily due to well downtimes related to fieldwork and repairs.

Our revenues from oil sales decreased for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  Revenues decreased by $36,637 from $256,498 for the three months ended March 31, 2011 to $219,861 for the three months ended March 31, 2012.  The decrease in revenue is due to a decrease of 268 barrels of net oil produced, or $26,821, during the 2012 period and a decrease in our average realized crude oil prices of $4.28 per Bopd or $9,816 for the 2012 period.

We realized a net loss of $2,128,133 (representing a net loss of approximately $(0.01) per basic and diluted share of common stock) for the three months ended March 31, 2012 compared to a net loss of $1,320,508 (representing a net loss of approximately $(0.01) per basic and diluted share of common stock) for the three months ended March 31, 2011.  The increase in net loss of $807,625 was primarily due to an increase in our operating and interest expenses. The loss per share for the three months ended March 31, 2012 did not decrease over the same period 2011 due to an increase of our shares of common stock outstanding.

Total operating expenses increased from $1,487,851 for the three months ended March 31, 2011 to $2,130,833 for the three months ended March 31, 2012.  The $642,982 increase in operating expenses was due primarily to an increase in general and administrative expenses and production expenses.

General and administrative expenses increased 30.3% or $402,858 from $1,326,416 for the three months ended March 31, 2011 to $1,729,274 for the three months ended March 31, 2012. The increase is attributable to $501,737 increase in cash and stock based compensation of consultants, employees and directors of the Company, against the comparable period; a $202,951 increase in engineering, audit and legal fees associated with the preparation of the Form 10 registration with the SEC; $135,453 increase in bad debt allowance, partially offset by a $384,475 reduction in other expenses due primarily to stock issuance penalties expense awarded during the three months ended March 31, 2011 to certain shareholders.

Production expenses increased 189.7% or $168,781 to $257,741 or $112.31 per barrel of oil (Bbl) for the three months ended March 31, 2102 from $88,960 or $34.71 Bbl for the three months ended March 31, 2011. During the three months ended March 31, 2012 we incurred production costs on three more gross wells (2.7 net) over the same period in 2011. In addition, we experienced increased field operating expenses related to our Perth project due to removal, repair, and reinstallation of a submersible pump.

During the three months ended March 31, 2012, we incurred production taxes of $7,774 compared to $15,947 during the three months ended March 31, 2011. The decrease in production taxes was due to the decrease in oil sales revenue and the decrease in the average effective tax rates in the counties where the oil was produced in 2012.

Exploration expenses increased 199.9% or $59,889 from $29,955 for the three months ended March 31, 2011 to $89,844 for the three months ended March 31, 2012. This increase is mainly due to costs associated with increased working ownership interest in our oil and gas properties that includes the Freedom Acquisition (see Note 4) and due to higher geological and geophysical costs associated with the Company’s increased work on our undeveloped Utah projects.

We recorded depletion, depreciation, amortization and accretion of $52,474 during the three months ended March 31, 2012 compared to depletion, depreciation, amortization and accretion of $44,813 during the three months ended March 31, 2011.  The $7,661 or 17.1% increase in depletion, depreciation, amortization and accretion was primarily due to the increase in well related equipment purchased in the past 12 months that are now being depreciated. Depletion expense for the three months ended March 31, 2012 and 2011 was $9.61 per barrel produced.

The gain on sale of assets decreased from $90,414 for the three months ended March 31, 2011 to $20,271 for the three months ended March 31, 2012. This decrease is because we sold fewer oil & gas properties in the three months ended March 31, 2012 than we did in the three months ended March 31, 2011.

Total other income and expenses increased from a $95,173 net expense for the three months ended March 31, 2011 to a $217,161 net expense for the three months ended March 31, 2012. The increase relates to an increase in interest and finances charges of $185,149 from $56,893 for the three months ended March 31, 2011 to $242,042 for the three months ended March 31, 2012. This increase is the result of our higher interest rates charged on the Company’s debt and interest relating to the debt assumed on the Freedom Acquisition during the three months ended March 31, 2012. This unfavorable increase is partially offset by a $24,846 increase in interest income assessed on past due accounts receivable balances and a $38,315 increase in gain on settlement of liabilities.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements.  We have historically met our capital requirements through the issuance of common stock, short-term borrowings and selling working interests in our oil and gas properties.  In the future, we expect to generate cash from sales of crude oil from our existing properties. Until cash provided by our operations is sufficient to cover our expenses and execute our development plans, we intend to continue to finance our operations through additional debt or equity financings, if available.

The following table summarizes our total current assets, total current liabilities and working capital deficiency as of March 31, 2012:

Current assets	$1,011,388
Current liabilities	$7,246,443
Working capital deficiency	$(6,235,055)

 Satisfaction of our cash obligations for the next 12 months and our ability to continue as a going concern

We need additional funding to continue as a going concern and to execute our business plan. Although we hope to generate cash from our operations and become profitable in the future, we will continue to depend on cash provided by equity financings and debt financings and/or credit facilities. In the event we cannot obtain the necessary capital to pursue our plans, we may have to cease or significantly curtail our operations, including our plans to acquire additional acreage positions and development activities. Our ability to raise additional capital is critical to our ability to continue to operate our business.

Since our inception, we have financed our cash flow requirements through the issuance of common stock, short-term borrowings and selling working interests in our oil and gas properties for cash and services. As we expand operational activities, we expect to continue to experience net negative cash flows from operations, pending the receipt of oil and gas sales or development fees. As a result, we will need to obtain additional financing to fund our operations. We intend to seek financing from time to time to provide working capital.

Our ability to secure liquidity in the form of additional financing or otherwise is crucial for the execution of our plans and our ability to continue as a going concern. Our current cash balance, together with cash anticipated to be provided by operations, will not be sufficient to satisfy our anticipated cash requirements for normal operations and capital expenditures for the foreseeable future. Economic conditions continue to be weak and global financial markets continue to experience significant volatility and liquidity challenges. These conditions may make it more difficult for us to obtain financing.

Our independent registered public accounting firm’s report on our 2011 financial statements expresses doubt about our ability to continue as a going concern. The report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern due to substantial losses from operations, negative working capital, negative cash flow, and the lack of sufficient capital, as of the date the report was issued, to support our planned capital expenditures to continue our drilling programs through 2012 or later. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

We are not currently generating significant revenues, and our cash and cash equivalents will continue to be depleted by our ongoing development efforts as well as our general and administrative expenses. Until we are in a position to generate significant revenues, we will need to continue to raise additional funds to continue operating as a going concern. We may seek this additional funding through the issuance of debt, preferred stock, equity or a combination of these instruments. We may also seek to obtain financing through the sale of working interests in one or more of our projects. We cannot be certain that funding from any of these sources will be available on reasonable terms or at all. If we are unable to secure adequate funds on a timely basis on terms acceptable to us, we may have to cease or significantly curtail our operations including our plans to acquire additional acreage positions and development activities.

Over the next twelve months, we do not expect our existing capital and anticipated funds from operations to be sufficient to sustain our planned expansion. Consequently, we intend to seek additional capital to fund growth and expansion through equity financings, debt financings or credit facilities. We have no assurance that such financing will be available, and if available, the terms under which such financing would be given.

Our lack of significant operating history makes predictions of future operating results difficult. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development, particularly companies in the oil and gas exploration industry. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. We have no assurance that we will be successful in addressing such risks, and the failure to do so would have a material adverse effect on our business prospects, financial condition and results of operations.

Effects of Inflation and Pricing

The oil and gas industry is very cyclical and the demand for goods and services by oil field companies, suppliers and others associated with the industry put significant pressure on the economic stability and pricing structure within the industry. Typically, as prices for oil and gas increase all other associated costs increase as well. Conversely, in a period of declining prices, associated cost declines are likely to lag and may not adjust downward in proportion to the declining prices. Material changes in prices also impact our current revenue stream, estimates of future reserves, impairment assessments of oil and gas properties, and values of properties in purchase and sale transactions. Material changes in prices can impact the value of oil and gas companies and their ability to raise capital, borrow money and retain personnel. While we do not currently expect business costs to materially increase, higher prices for oil and gas could result in increases in the costs of materials, services and personnel.

Critical Accounting Policies

The establishment and consistent application of accounting policies is a vital component of accurately and fairly presenting our consolidated financial statements in accordance with United States generally accepted accounting principles (“GAAP”), as well as ensuring compliance with applicable laws and regulations governing financial reporting. While there are rarely alternative methods or rules from which to select in establishing accounting and financial reporting policies, proper application often involves significant judgment regarding a given set of facts and circumstances and a complex series of decisions.

Asset Retirement Obligations

We have significant obligations to plug and abandon our oil and gas wells and related equipment. Liabilities for asset retirement obligations are recorded at fair value in the period incurred. The related asset value is increased by the same amount. Asset retirement costs included in the carrying amount of the related asset are subsequently allocated to expense as part of our depletion calculation.

Estimating future asset retirement obligations requires us to make estimates and judgments regarding timing, existence of a liability, as well as what constitutes adequate restoration. We use the present value of estimated cash flows related to our asset retirement obligations to determine the fair value. Present value calculations inherently incorporate numerous assumptions and judgments, which include the ultimate retirement and restoration costs, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the present value of our existing asset retirement obligation liability, a corresponding adjustment will be made to the carrying cost of the related asset.

Revenue Recognition

Revenue from the sale of crude oil, natural gas and natural gas liquids is recorded when the significant risks and rewards of ownership of the product is transferred to the buyer, which is usually when legal title passes to the external party. For crude oil and natural gas liquids, delivery generally occurs upon pick up at the field tank battery and natural gas delivery occurs at the pipeline delivery point. Revenue is not recognized for the production in tanks, or oil in pipelines that has not been delivered to the purchaser. Revenue is measured net of discounts and royalties. Royalties and severance taxes are incurred based on the actual price received from the sales. We use the sales method of accounting for natural gas balancing of natural gas production, and we would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation. For all periods reported, we had no natural gas production.

Stock-Based Compensation

We have accounted for stock-based compensation under the provisions of FASB Accounting Standards Codification (ASC) 718.   This standard requires us to record an expense associated with the fair value of stock-based compensation.  We use the Black-Scholes option valuation model to calculate the value of options and warrants at the date of grant.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Changes in these assumptions can materially affect the fair value estimate.

Stock Issuance

We record the stock-based awards issued to consultants and other external entities for goods and services at either the fair market value of the goods received or services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in FASB ASC 505-50.

Income Taxes

We account for income taxes under FASB ASC 740. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.

The tax effects from an uncertain tax position can be recognized in the consolidated financial statements only if the position is more likely than not of being sustained if the position were to be challenged by a taxing authority. We have examined the tax positions taken in our tax returns and determined that there are no uncertain tax positions. As a result, we have recorded no uncertain tax liabilities in our consolidated balance sheet.

Oil and Gas Properties

We account for oil and gas properties by the successful efforts method. Under this method of accounting, costs relating to the acquisition of and development of proved areas are capitalized when incurred. The costs of development wells are capitalized whether productive or non-productive. Leasehold acquisition costs are capitalized when incurred. If proved reserves are found on an unproved property, leasehold costs are transferred to proved properties. Exploration dry holes are charged to expense when it is determined that no commercial reserves exist. Other exploration costs, including personnel costs, geological and geophysical expenses and delay rentals for oil and gas leases, are charged to expense when incurred. The costs of acquiring or constructing support equipment and facilities used in oil and gas producing activities are capitalized. Production costs are charged to expense as incurred and are those costs incurred to operate and maintain our wells and related equipment and facilities.

Depletion of producing oil and gas properties is recorded based on units of production. Acquisition costs of proved properties are depleted on the basis of all proved reserves, developed and undeveloped, and capitalized development costs (wells and related equipment and facilities) are depleted on the basis of proved developed reserves. As more fully described below, proved reserves are estimated by our independent petroleum engineer and are subject to future revisions based on availability of additional information. Asset retirement costs are recognized when the asset is placed in service, and are depleted over proved reserves using the units of production method.

Oil and gas properties are reviewed for impairment when facts and circumstances indicate that their carrying value may not be recoverable. We compare net capitalized costs of proved oil and gas properties to estimated undiscounted future net cash flows using management’s expectations of future oil and gas prices. These future price scenarios reflect our estimation of future price volatility. If net capitalized costs exceed estimated undiscounted future net cash flows, the measurement of impairment is based on estimated fair value, using estimated discounted future net cash flows based on management’s expectations of future oil and gas prices. We have recorded no impairment on any of our properties.

Unproven properties that are individually significant are assessed for impairment and if considered impaired are charged to expense when such impairment is deemed to have occurred.

The sale of a partial interest in a proved oil and gas property is accounted for as normal retirement and no gain or loss is recognized as long as this treatment does not significantly affect the units-of-production depletion rate. If the units-of-production rate is significantly affected, then the sale is accounted for as the sale of an asset, and a gain or loss is recognized. The unamortized cost of the property or group of properties is apportioned to the interest sold and interest retained on the basis of the fair values of those interests. A gain or loss is recognized for all other sales of producing properties and is included in the results of operations. The sale of a partial interest in an unproved property is accounted for as a recovery of cost when substantial uncertainty exists as to recovery of the cost applicable to the interest retained. A gain on the sale is recognized to the extent the sales price exceeds the carrying amount of the unproved property. A gain or loss is recognized for all other sales of nonproducing properties and is included in the results of operations.

Oil and Gas Reserves

The determination of depreciation, depletion and amortization expense as well as impairments that are recognized on our oil and gas properties are highly dependent on the estimates of the proved oil and gas reserves attributable to our properties. Our estimate of proved reserves is based on the quantities of oil and gas which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in the future years from known reservoirs under existing economic and operating conditions. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation, and judgment. For example, we must estimate the amount and timing of future operating costs, production taxes and development costs, all of which may in fact vary considerably from actual results. In addition, as the prices of oil and gas and cost levels change from year to year, the economics of producing our reserves may change and therefore the estimate of proved reserves may also change. Any significant variance in these assumptions could materially affect the estimated quantity and value of our reserves.

The information regarding present value of the future net cash flows attributable to our proved oil and gas reserves are estimates only and should not be construed as the current market value of the estimated oil and gas reserves attributable to our properties. Thus, such information includes revisions of certain reserve estimates attributable to our properties included in the prior year’s estimates. These revisions reflect additional information from subsequent activities, production history of the properties involved and any adjustments in the projected economic life of such properties resulting from changes in oil and gas prices. Any future downward revisions could adversely affect our financial condition, our borrowing ability, our future prospects and the value of our common stock.

Use of Estimates

The preparation of financial statements under GAAP in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as and the reported amounts of revenues and expenses during the reporting period.  The most significant estimates relate to proved oil and gas reserve volumes, certain depletion factors, future cash flows from oil and gas properties, estimates relating to certain oil and gas revenues and expenses, valuation of equity-based compensation, valuation of asset retirement obligations, estimates of future oil and gas commodity pricing and the valuation of deferred income taxes.  Actual results may differ from those estimates.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we have elected not to provide the disclosures required by this item.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission (“SEC”) rules and forms. Such controls include those designed to ensure that information for disclosure is accumulated and communicated to management, including the Chairman and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2012. Based on this evaluation, the CEO and CFO have concluded that, as of March 31, 2012, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Internal control over financial reporting

There were no changes made in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations inherent in all controls

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

TX Holdings, Inc. v. Hewitt Energy Group LLC

On January 10, 2012, TX Holdings, Inc. (“TX Holdings”) filed an amended complaint against HEGLLC, a predecessor of the Company, Douglas C. Hewitt, Dexter & Dexter Attorneys at Law, P.C. and Michael Cederstrom in the United States District Court for the District of Utah. The complaint arises out of a claimed agreement between HEGLLC and TX Holdings (the “Perth Sale Agreement”) pursuant to which HEGLLC agreed to sell to TX Holdings an interest in the Perth Field located in Kansas (the “Perth Interest”). TX Holdings’ complaint alleges certain causes of action, including, among others, unjust enrichment, breach of contract and breach of fiduciary duty. The complaint alleges that HEGLLC breached the Perth Sale Agreement by failing to deliver the Perth Interest to TX Holdings. TX Holdings seeks the Perth Interest and an unspecified amount of damages from the named parties. The Company does not believe it is obligated to deliver the Perth Interest to TX Holdings because it is the Company’s belief that TX Holdings breached the Perth Sale Agreement by, among other things, failing to pay the purchase price. A similar complaint was filed by TX Holdings in February 2010 in Florida State Court in the District of Miami, Dade County. On July 5, 2011, the Florida court dismissed the action for lack of personal jurisdiction. TX Holdings filed an appeal of the dismissal of Florida State Court action and on April 24, 2012 TX Holdings filed a Voluntary Dismissal of the Florida State Court action. The Company believes the claims alleged by TX Holdings are without merit and intends to vigorously defend against the claims.

Nostra Terra Oil and Gas Company v. Richfield Oil & Gas Company

On February 1, 2012, Nostra Terra Oil and Gas Company (“NTOG”) filed an action against the Company, HPI, HEGINC, and HEGLLC in the Twenty-Third Judicial District Court of Russell County, Kansas. The complaint alleges that the Company defaulted on its repayment obligations under a note and security agreement, dated April 13, 2011, in the principal amount of $1.3 million and accrued interest at 10% per annum. The complaint seeks foreclosure on two of the Company’s property leases located in Kansas. The note was due on January 31, 2012. On January 31, 2012, the Company requested the loan payoff and documents relating to the release of collateral from NTOG’s representatives. The Company followed up on this request with a written request on February 1, 2012. On or about March 19, 2012 the Company filed an answer to the Complaint and a Cross-Complaint against NTOG for interference with business. The Court has set this matter for Trial on July 31, 2012. The Company intends to vigorously defend against this foreclosure action and repay any amount that is ultimately determined to be outstanding.

The obligations due and owing under this note and security agreement are fully accounted for in the Company’s financial statements.

Threatened Claim by Former Officer and Director of Freedom

A former officer and director of Freedom (the “Freedom Officer and Director”) has alleged certain claims against the Company in the amount of approximately $321,000. This matter was settled by the Company paying the sum of $13,135 on April 6, 2012, as a full resolution of all issues between the parties, of which $12,500 was previously accrued in 2011.

Litigation in the Ordinary Course

We may become involved in litigation from time to time relating to claims arising in the ordinary course of our business. We do not believe that the ultimate resolution of such claims would have a material effect on our business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material effect on our business, results of operations, financial condition and cash flows.

ITEM 1A.   RISK FACTORS

Our business operations and the implementation of our business strategy are subject to significant risks inherent in our business, including, without limitation, the risks and uncertainties described below. The occurrence of any one or more of the risks or uncertainties described below could have a material adverse effect on our consolidated financial condition, results of operations and cash flows and could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this registration statement. While we believe we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our business, operations, industry, financial position and financial performance in the future. Because of the following risks and uncertainties, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance and historical trends may not be consistent with results or trends in future periods. Our consolidated financial statements and the notes thereto and the other information contained in this registration statement should be read in connection with the risk factors discussed below.

Risks Related to Our Business

Our independent registered public accounting firm’s report on our financial statements questions our ability to continue as a going concern.

Our independent registered public accounting firm’s report on our financial statements for the years ended December 31, 2011 and 2010 expresses doubt about our ability to continue as a going concern. The report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern due to substantial losses from operations, negative working capital, negative cash flow, and the lack of sufficient capital, as of the date the report was issued, to support our planned capital expenditures to continue our drilling programs.

We can provide no assurance that we will be able to obtain sufficient additional financing that we need to develop our properties and alleviate doubt about our ability to continue as a going concern. If we are able to obtain sufficient additional financing proceeds, we cannot be certain that this additional financing will be available on acceptable terms, if at all. To the extent we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct business. Inclusion of a “going concern qualification” in the report of our independent accountants or any future report may have a negative impact on our ability to obtain financing and may adversely impact our stock price.

We have a limited operating history and negative operating cash flows, which may make it difficult to evaluate our business prospects.

An investment in our securities is subject to certain risks related to the nature of our business in the acquisition, exploration, development and production of oil resources in the United States and our early stage of development. Our business operations must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a business in the oil and gas industry. We first generated revenues from operations in the fiscal year ended December 31, 2009. There can be no assurance that our business operations will prove to be successful in the long-term. Our future operating results will depend on many factors, including:

•	our ability to raise adequate working capital;
•	success of our development and exploration;
•	demand for oil and gas;
•	the level of our competition;
•	our ability to attract and maintain key management and employees; and
•	our ability to efficiently explore, develop and produce sufficient quantities of marketable oil or gas in a highly competitive and speculative environment while maintaining quality and controlling costs.

To sustain profitable operations in the future, we must, alone or with others, successfully manage the factors stated above, as well as continue to develop ways to enhance our production efforts. Despite our best efforts, we may not be successful in our exploration or development efforts, or obtain required regulatory approvals. There is a possibility that some of our wells may never produce oil or gas.

We will have substantial capital requirements that, if not met, may hinder our growth and operations.

Our future growth depends on our ability to make large capital expenditures for the exploration and development of our oil and gas properties. Future cash flows and the availability of financing will be subject to a number of variables, such as:

•	the success of drilling and exploration;
•	success in locating and producing new reserves; and
•	prices of oil and gas.

Additional financing sources may be required in the future to fund developmental and exploratory drilling. Issuing equity securities to satisfy our financial requirements could cause substantial dilution to our existing stockholders and may result in a change of control. Debt financing could lead to:

•	a substantial portion of operating cash flow being dedicated to the payment of principal and interest;
•	increased vulnerability to competitive pressures and economic downturns; and
•	restrictions on our operations.

Financing might not be available in the future, or we might not be able to obtain necessary financing on acceptable terms, if at all. If sufficient capital resources are not available, we might be forced to curtail drilling and other activities or be forced to sell some assets on an untimely or unfavorable basis, which could have a material adverse affect on our business, financial condition and results of operations.

The loss of our directors or key management and technical personnel or our inability to attract and retain experienced technical personnel could adversely affect our ability to operate our business.

We depend, to a large extent, on the efforts and continued employment of our senior management team. At this time, the loss of certain key individuals could adversely affect our business operations. Successful exploration, development and commercialization of oil and gas interests rely on a number of factors, including the technical skill of the personnel involved. Our success will depend, in part, on the performance of our key managers and consultants. Failure to attract and retain managers, consultants and other key personnel with the necessary skills and experience could have a materially adverse effect on our growth and profitability.

We may be unable to acquire or develop additional reserves, in which case our results of operations and financial condition would be adversely affected.

In general, production from oil and gas properties declines over time as reserves are depleted, with the rate of decline depending on reservoir characteristics. If we are not successful in our exploration and development activities or in acquiring additional properties containing proved reserves, our proved reserves will decline as reserves are produced. Our future oil and gas production is highly dependent upon our ability to economically find, develop or acquire reserves in commercial quantities.

To the extent cash flow from operations is reduced, either due to a decrease in prevailing prices for oil and gas or an increase in exploration and development costs, and external sources of capital become limited or unavailable, our ability to make the necessary capital investment to maintain or expand our asset base of oil and gas reserves would be impaired. Even with sufficient available capital, our future exploration and development activities may not result in additional proved reserves, and we might not be able to drill productive wells at acceptable costs.

Our oil and gas reserves, production, and cash flows to be derived therefrom are highly dependent on our ability to successfully acquire or discover new reserves. Without the continual addition of new reserves, any existing reserves we may have at any particular time and the production therefrom will decline over time as such existing reserves are exploited. A future increase in our reserves will depend not only on our ability to develop any properties we may have from time to time, but also on our ability to select and acquire suitable producing properties or projects. There can be no assurance that our future exploration and development efforts will result in the discovery and development of additional commercial accumulations of oil and gas. Competition may also be presented by alternate fuel sources.

Our projects may be adversely affected by risks outside of our control including labor unrest, civil disorder, war, subversive activities or sabotage, fires, floods, explosions or other catastrophes, epidemics or quarantine restrictions.

We depend on drilling partners for the successful development and exploitation of certain oil and gas properties in which we hold an interest.

While we operate a majority of our oil and gas properties, we do not operate all oil and gas properties in which we hold an interest. As a result, we have limited influence and control over the operation of properties we do not operate. The success and timing of drilling, development and exploitation activities on properties operated by others depend on a number of factors that are beyond our control, including the operator’s expertise and financial resources, approval of other participants for drilling wells and utilization of appropriate technology. If our drilling partners are unable or unwilling to perform, our financial condition and results of operation could be adversely affected.

We may not be insured against all of the operating hazards to which our business is exposed.

The ownership and operation of oil and gas wells, pipelines and facilities involve a number of operating and natural hazards which may result in blowouts, environmental damage and other unexpected or dangerous conditions resulting in damage to our properties and potential liability to third parties. We intend to employ prudent risk-management practices and maintain suitable liability insurance, where available. We may become liable for damages arising from such events against which we cannot insure or against which we may elect not to insure because of high premium costs or other reasons. Costs incurred to repair such damage or pay such liabilities could have a material adverse effect on us, our operations and financial condition.

Our properties may be subject to title claims in the future.

Title to oil and gas interests is often not capable of conclusive determination without incurring substantial expense. While it is our practice to make appropriate inquiries into the title of properties and other development rights we acquire, title defects may exist. In addition, we may be unable to obtain adequate insurance for title defects, on a commercially reasonable basis or at all. If title defects do exist, it is possible that we may lose all or a portion of our right, title and interests in and to the properties to which the title defects relate. If our property rights are reduced, our ability to conduct our exploration, development and production activities may be impaired.

We may be exposed to third-party credit risk and defaults by third parties could adversely affect us.

We are or may be exposed to third-party credit risk through our contractual arrangements with our current or future joint venture partners, marketers of our petroleum production and other parties. In the event such entities fail to meet their contractual obligations to us, such failures could have a material adverse effect on us and our funds from operations.

Issuance of debt may adversely affect operating results.

From time to time, we may enter into transactions to acquire the assets or ownership interests of other companies. These transactions may be financed partially or wholly with debt, which may increase our debt levels above industry standards. Neither our articles of incorporation nor our by-laws limit the amount of indebtedness that we may incur. The level of our indebtedness from time to time could impair our ability to obtain additional financing, on a timely basis, needed to take advantage of business opportunities that may arise.

We may fail to realize anticipated benefits of acquisitions and dispositions.

We may make acquisitions and dispositions of businesses and assets in the ordinary course of business. Achieving the benefits of acquisitions depends, in part, on successfully consolidating functions and integrating operations and procedures in a timely and efficient manner as well as the ability to realize the anticipated growth opportunities and synergies from combining the acquired businesses and operations with ours. The integration of acquired businesses may require substantial management effort, time and resources and may divert management’s focus from other strategic opportunities and operational matters. Management continually assesses the value and contribution of services provided and assets required to provide such services. In this regard, non-core assets are periodically disposed of, so that we can focus our efforts and resources more efficiently. Depending on the state of the market for such non-core assets, certain of our non-core assets, if disposed of, could be expected to realize less than their carrying value on our financial statements.

Failure to adequately manage growth could have an adverse effect on business and operations.

We may be subject to growth-related risks including capacity constraints and pressure on our internal systems and controls. Our ability to manage growth effectively will require us to continue to implement and improve our operations and financial systems and to expand, train and manage our employee base. Our inability to deal with this growth could have a material adverse impact on our business, operations and prospects.

The global economy has not fully recovered and unforeseen events may negatively impact our financial condition.

Market events and conditions including disruptions in the international credit markets and other financial systems and the deterioration of global economic conditions caused significant volatility to commodity prices over the last few years. The credit crisis and related turmoil in the global financial system may adversely impact our business and our financial condition. Our ability to access the capital markets may be restricted at a time when we would need to raise capital, which could adversely affect our ability to react to changing economic and business conditions. If the economic climate in the U.S. or the world generally deteriorates further, demand for petroleum products could diminish and prices for oil and gas could decrease, which could adversely impact our results of operations, liquidity and financial condition.

Substantially all of our producing properties and operations are located in the west and mid-west of the United States, making us vulnerable to risks associated with operating in two major geographic areas.

All of our proved reserves and all of our expected oil and gas production are located in Oklahoma, Kansas, Utah and Wyoming. As a result, we may be disproportionately exposed to the impact of delays or interruptions of production from these wells caused by transportation capacity constraints, curtailment of production, availability of equipment, facilities, personnel or services, significant governmental regulation, natural disasters, adverse weather conditions, plant closures for scheduled maintenance or interruption of transportation of oil or gas produced from the wells in these areas. In addition, the effect of fluctuations on supply and demand may become more pronounced within specific geographic oil and gas producing areas which may cause these conditions to occur with greater frequency or magnify the effect of these conditions on us. Due to the concentrated nature of our portfolio of properties, a number of these properties could experience any of the same conditions at the same time, resulting in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of properties. Such delays or interruptions could have a material adverse effect on our financial condition and results of operations.

Risks Related to our Industry

Drilling for and producing oil and gas are high-risk activities with many uncertainties that could adversely affect our business, financial condition or results of operation.

Oil operations involve many risks, many of which are beyond our control. Our long-term commercial success depends on our ability to find, acquire, develop and commercially produce oil and gas reserves. Without the continual addition of new reserves, our existing reserves and the production therefrom will decline over time as such reserves are exploited. A future increase in our reserves will depend not only on our ability to explore and develop our existing properties, but also on our ability to select and acquire suitable producing properties or projects. We can give no assurance that we will continue to locate satisfactory properties for acquisition or participation. Moreover, if we identify suitable properties for acquisition or participation, we may determine that current markets, terms of acquisition and participation or pricing conditions make such acquisitions or participations uneconomic. We have no assurance that we will discover or acquire further commercial quantities of oil and gas.

Future oil and gas exploration may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. Completion of a well does not assure a profit on the investment or recovery of drilling, completion and operating costs. In addition, drilling hazards or environmental damage could greatly increase the cost of operations, and various field operating conditions may adversely affect the production from successful wells. These conditions include:

•	unexpected drilling conditions,
•	delays in obtaining governmental approvals or consents,
•	shut-ins of connected wells resulting from extreme weather conditions,
•	insufficient storage or transportation capacity, or
•	other geological and mechanical conditions.

While diligent well supervision and effective maintenance operations can contribute to maximizing production rates over time, production delays and declines from normal field operating conditions cannot be eliminated and can be expected to adversely affect revenue and cash flow levels to varying degrees.

Our oil exploration, development and production activities are subject to all the risks and hazards typically associated with such activities, including hazards such as fire, explosion, blowouts, cratering, sour gas releases and spills. Each of these hazards could result in personal injury or death, or substantial damage to oil and gas wells, production facilities, other property and the environment. In accordance with industry practice, we are not fully insured against all of these risks, nor are all such risks insurable. Although we maintain liability insurance in an amount that is considered consistent with industry practice, the nature of these risks is such that liabilities could exceed policy limits, in which event we could incur significant costs that could have a material adverse effect upon our financial condition. Our oil and gas production activities are also subject to all the risks typically associated with such activities, including encountering unexpected formations or pressures, premature decline of reservoirs and the invasion of water into producing formations. Losses resulting from the occurrence of any of these risks could have a material adverse effect on our future results of operations, liquidity and financial condition.

Upon a commercial discovery, market conditions or operational impediments may hinder our access to oil and gas markets or delay its production.

Upon a commercial discovery, the marketability of our production depends in part upon the availability, proximity and capacity of pipelines, trucks, railways, storage, gathering systems and processing facilities. This dependence is heightened where this infrastructure is less developed. Therefore, if drilling results are positive in certain areas, we would need to build production facilities to handle the potential volume of oil and gas produced. We might be required to shut in wells, at least temporarily, due to the inadequacy or unavailability of transportation facilities. If that were to occur, we would be unable to realize revenue from those wells until we could make arrangements to deliver production to market.

Our ability to produce and market oil and gas is affected and also may be harmed by:

•	the lack of transportation, storage, pipeline transmission facilities or carrying capacity;
•	government regulation of oil and gas production;
•	government transportation, tax and energy policies;
•	changes in supply and demand; and
•	general economic conditions.

 Profitability and cash flow of our operations will be dependent upon the market price of oil and gas. Prices for oil and gas have fluctuated widely, particularly in recent years and are likely to continue to be volatile in the future.

Oil and gas prices fluctuate significantly in response to regional, national and global supply and demand factors beyond our control. These factors include, but are not limited to, the following:

•	changes in global supply and demand for oil and gas;
•	the actions of the Organization of Petroleum Exporting Countries;
•	the price and quantity of imports of foreign oil and gas;
•	political and economic conditions, including embargoes, in crude oil-producing countries or affecting other crude oil-producing activity;
•	the level of global oil and gas exploration and production activity;
•	the level of global oil and gas inventories;
•	weather conditions;
•	technological advances affecting energy consumption;
•	domestic and foreign governmental regulations;
•	proximity and capacity of oil and gas pipelines and other transportation facilities;
•	the price and availability of competitors’ supplies of oil and gas in captive market areas; and
•	the price and availability of alternative fuels.

As an independent oil and gas producer, our revenue, profitability and future rate of growth are substantially dependent on prevailing prices of natural gas, natural gas liquids and crude oil. Historically, the energy markets have been very volatile and it is likely that oil and gas prices will continue to be subject to wide fluctuations in the future. A substantial or extended decline in oil and gas prices could have a material adverse effect on our financial position, results of operations, cash flows and access to capital, and on the quantities of oil and gas reserves that can be economically produced.

Shortages of rigs, equipment, supplies and personnel could delay or otherwise adversely affect our cost of operations or our ability to operate according to our business plan.

Oil and gas exploration and development activities are dependent on the availability of drilling and related equipment and qualified personnel in the particular areas where such activities will be conducted. Demand for such equipment and qualified personnel may affect our access to such equipment and qualified personnel and may delay our exploration and development activities. In addition, the costs of qualified personnel and equipment in the area where our assets are located may be very high due to the availability of, and demands for, such qualified personnel and equipment in the area.

The possible reserves reported herein are estimates only and there is no certainty that it will be economically or technically viable to produce any portion of the reported possible reserves.

The possible reserves reported herein are estimates only and there is no certainty that any portion of the reported possible reserves will be discovered and that, if discovered, it will be economically viable or technically feasible to produce.

Reserve estimates are inherently uncertain, are based on a number of variables and actual production will vary from estimates.

There are numerous uncertainties inherent in estimating quantities of oil and gas reserves and cash flows to be derived therefrom, including many factors beyond our control. The information concerning reserves and associated cash flow set forth in this registration statement represents estimates only. In general, estimates of economically recoverable oil reserves and the future net cash flows therefrom are based upon a number of variable factors and assumptions, including the following, all of which may vary from actual results:

•	historical production from the properties,
•	production rates,
•	ultimate reserve recovery,
•	timing and amount of capital expenditures,
•	marketability of oil and gas,
•	royalty rates, and
•	the assumed effects of regulation by governmental agencies and future operating costs.

For those reasons, estimates of the economically recoverable oil and gas reserves attributable to any particular group of properties, classification of such reserves based on risk of recovery and estimates of future net revenues expected therefrom prepared by different engineers, or by the same engineers at different times, may vary. Our actual production, revenues, taxes and development and operating expenditures with respect to our reserves will vary from estimates thereof and such variations could be material. Further, evaluations are based, in part, on the assumed success of the exploitation activities intended to be undertaken in future years. The reserves and estimated cash flows to be derived therefrom contained in such evaluations will be reduced to the extent that such exploitation activities do not achieve the level of success assumed in the evaluation.

Estimates of proved reserves that may be developed and produced in the future are often based upon volumetric calculations and upon analogy to similar types of reserves rather than actual production history. Estimates based on these methods are generally less reliable than those based on actual production history. Subsequent evaluation of the same reserves based upon production history and production practices will result in variations in the estimated reserves and such variations could be material. Many of our producing wells have a limited production history and thus there is less historical production on which to base the reserves estimates. In addition, a significant portion of our reserves may be attributable to a limited number of wells and, therefore, a variation in production results or reservoir characteristics in respect of such wells may have a significant impact upon our reserves.

In accordance with applicable disclosure regulations of the SEC, Pinnacle Energy Services, L.L.C. (“Pinnacle”) has used forecast price and cost estimates in calculating reserve quantities. Actual future net cash flows will be affected by other factors such as actual production levels, supply and demand for oil and gas, curtailments or increases in consumption by oil and gas purchasers, changes in governmental regulation or taxation and the impact of inflation on costs. Actual production and cash flows derived therefrom will vary from the estimates contained in the Pinnacle Reserve Report, and such variations could be material. The Pinnacle Reserve Report is based in part on the assumed success of activities we intend to undertake in future years. The reserves and estimated cash flows to be derived therefrom contained in the Pinnacle Reserve Report will be reduced to the extent that such activities do not achieve the level of success assumed in the Pinnacle Reserve Report.

The Pinnacle Reserve Report sets forth estimates of our reserves as of January 1, 2012 and has not been updated and thus does not reflect changes in our resources since that date.

We are subject to complex laws and regulations, including environmental regulations, that can have a material adverse effect on the cost, manner and feasibility of doing business.

Oil and gas operations (exploration, production, pricing, marketing and transportation) are subject to extensive controls and regulations imposed by various levels of government and may be amended from time to time. Our operations may require licenses from various governmental authorities. There can be no assurance that we will be able to obtain all necessary licenses and permits that may be required to carry out exploration and development at our projects.

The oil and gas industry is subject to environmental regulations pursuant to local, state and federal legislation. A breach of such legislation may result in the imposition of fines or other penalties. Should we be unable to fully fund the cost of remedying an environmental liability, we might be required to suspend operations or enter into interim compliance measures pending completion of the required remedy. Environmental legislation is evolving in a manner expected to result in stricter standards and enforcement, larger fines and liability and potentially increased capital expenditures and operating costs. The discharge of oil, gas or other pollutants into the air, soil or water may give rise to liabilities to governments and third parties and may require us to incur costs to remedy such discharge. Although we believe that we are in material compliance with current applicable environmental regulations, we can give no assurance that environmental laws will not result in a curtailment of production or a material increase in the costs of production, development or exploration activities or otherwise adversely affect our financial condition, results of operations or prospects.

The oil and gas industry is subject to regulation, enforcement and intervention by governments in such matters as:

•	awarding and licensing of exploration and production interests,
•	imposition of specific drilling obligations,
•	imposition of pollution controls and environmental protection,
•	regulation of health and safety effects and offshore activity and operations,
•	control over the development, decommissioning and abandonment of fields (including restrictions on production), and
•	cancellation of contract rights.

Governments may also regulate or intervene with respect to price, taxes, royalties and the exploration of oil and gas. Such regulation may be changed from time to time in response to economic or political conditions. The implementation of new legislation or regulations or the modification of existing legislation or regulations affecting the oil and gas industry could reduce demand for crude oil, increase costs and may have a material adverse impact on us. Export sales are subject to the authorization of government agencies and the corresponding governmental policies of foreign countries.

Competition in the oil and gas industry is intense, and many of our competitors have greater financial, technological and other resources than we do, which may adversely affect our ability to compete.

Competition relating to all aspects of the oil and gas industry is intense. We will actively compete for capital, skilled personnel, access to rigs and other equipment, access to processing facilities and pipeline and refining capacity and in all other aspects of our operations with a substantial number of other organizations, many of which will have greater technical and financial resources.

Delays in business operations may reduce cash flows and subject us to credit risks.

In addition to the usual delays in payments by purchasers of oil and gas to us or to the operators, and the delays by operators in remitting payment to us, payments between these parties may be delayed due to restrictions imposed by lenders, accounting delays, delays in the sale of delivery of products, delays in the connection of wells to a gathering system, adjustment for prior periods, or recovery by the operator of expenses incurred in the operation of the properties. Any of these delays could reduce the amount of cash flow available for our business in a given period and expose us to additional third party credit risks.

Changes in legislation may adversely affect our operations and our financial performance.

Independent oil and gas exploration activities and access to capital have historically been dependant to some degree on the availability of intangible drilling cost deductions under existing tax laws. There can be no assurance that income tax laws, other laws or government incentive programs relating to the oil and gas industry will not be changed in a manner which will adversely affect us. There can be no assurance that tax authorities having jurisdiction will agree with our method of calculating our income for tax purposes or that such tax authorities will not change their administrative practices to our detriment.

Seasonal weather conditions and other factors could adversely affect our ability to conduct drilling activities.

The level of activity in the oil and gas industry of the west and mid-west of the U.S. is influenced by seasonal weather patterns. In some climates, drilling and oil and gas activities cannot be conducted as effectively during the winter months. In other climates, a mild winter or wet spring may result in limited access and, as a result, reduced operations or a cessation of operations. Municipalities and state transportation departments enforce road bans that restrict the movement of drilling rigs and other heavy equipment during periods of wet weather, thereby reducing activity levels. Seasonal factors and unexpected weather patterns may lead to declines in exploration and production activity and corresponding declines in the demand for our oil and gas.

Severe weather conditions limit and may temporarily halt the ability to operate during such conditions. These constraints and the resulting shortages or high costs could delay or temporarily halt our oil and gas operations and materially increase our operating and capital costs, which could have a material adverse effect on our business, financial condition and results of operations.

Proposals to increase U.S. federal income taxation of independent producers may negatively affect our results.

Recently, U.S. federal budget proposals would potentially increase and accelerate the payment of federal income taxes of independent producers of oil and gas. Proposals that would significantly affect us would repeal the expensing of intangible drilling costs, repeal the percentage depletion allowance and increase the amortization period of geological and geophysical expenses. These changes, if enacted, will make it more costly to explore for and develop oil and gas resources. We are unable to predict whether any changes, or other proposals to such laws, ultimately will be enacted. Any such changes could negatively impact our cash flows and future operating results.

Possible regulation related to climate change and global warming could have a negative impact on our business.

Federal and state governments are considering enacting new legislation and promulgating new regulations governing or restricting the emission of greenhouse gases from certain stationary sources common in our industry. The EPA has made findings and issued proposed regulations that could lead to the imposition of restrictions on greenhouse gas emissions from certain stationary sources and that could require us to establish and report an inventory of greenhouse gas emissions. In addition, the U.S. Congress is in the process of considering various bills that would establish an economy-wide cap-and-trade program to reduce U.S. emissions of greenhouse gases, including carbon dioxide and methane. Such a program, if enacted, could require phased reductions in greenhouse gas emissions over a number of years and could result in the issuance of a declining number of tradable allowances to sources that emit greenhouse gases into the atmosphere. Legislation and regulatory proposals for restricting greenhouse gas emissions or otherwise addressing climate change could require us to incur additional operating costs and could adversely affect demand for our oil and gas. Potential increases in operating costs could include new or increased costs to obtain permits, operate and maintain equipment and facilities, install new emission controls on equipment and facilities, acquire allowances to authorize greenhouse gas emissions, pay taxes related to greenhouse gas emissions and administer and manage a greenhouse gas emissions program. Moreover, incentives to conserve energy or use alternative energy sources could reduce demand for oil and gas.

Acreage must be drilled before lease expiration, generally within two to five years, in order to hold the acreage by production. In the highly competitive market for acreage, failure to drill sufficient wells in order to hold acreage will result in a substantial lease renewal cost or if renewal is not feasible, loss of our lease and prospective drilling opportunities.

If we acquire leasehold interests that are not held by production, we must establish production prior to the expiration of the applicable lease or the lease for such acreage will expire. The cost to renew leases may increase significantly, and we may not be able to renew such leases on commercially reasonable terms or at all.

Alternatives to and changing demand for petroleum products.

Fuel conservation measures, alternative fuel requirements, increasing consumer demand for alternatives to oil and gas and technological advances in fuel economy and energy generation devices could reduce the demand for crude oil and other liquid hydrocarbons. We cannot predict the impact of changing demand for oil and gas products, and any major changes may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Related to our Common Stock

There is currently no public or private market for our common stock.

Our common stock is not currently publicly traded or quoted on any stock exchange or other electronic trading facility. While we aim to facilitate the development of a trading market in our common stock, we have no present proposals, arrangements or understandings with any person with regard to the development of a trading market in our common stock. We cannot assure you that a trading market for our common stock will develop. Our common stock has not been registered for resale under the federal securities laws or the securities laws of any state. The holders of shares of our common stock, and persons who may wish to purchase shares of our common stock in any trading market that might develop in the future, should be aware that significant federal and state securities laws and regulations may exist which could limit the ability of our stockholders to sell their shares.

Shares of our common stock are subject to dilution.

As of May 15, 2012, 284,316,661 shares of our common stock were issued and are outstanding. In addition warrants to purchase 23,225,750 shares of our common stock were outstanding and notes convertible into approximately 13,191,044 shares of our common stock were outstanding. If we issue additional shares of common stock to new investors in the future, such issuance will result in dilution to each current stockholder by reducing the stockholder’s percentage ownership of the total outstanding shares of our common stock.

The value of our common stock may be affected by matters not related to our operating performance.

The value of our common stock may be affected by matters not related to our operating performance for reasons that may include the following:

•	U.S. and worldwide supplies and prices of and demand for oil and gas;
•	political conditions and developments in the United States;
•	political conditions in oil and gas producing regions;
•	investor perception of the oil and gas industry;
•	limited trading volume of our common stock;
•	change in environmental and other governmental regulations;
•	the prices of oil and gas;
•	announcements relating to our business or the business of our competitors;
•	our liquidity; and
•	our ability to raise additional funds.

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our common stock and our results of operations and financial condition.

Our operating results may fluctuate significantly, and these fluctuations may cause the price of our common stock to decline.

Our operating results will likely vary in the future primarily as the result of fluctuations in our revenues and operating expenses, including the coming to market of oil and gas reserves that we are able to discover and develop, expenses that we incur, the prices of oil and gas in the commodities markets and other factors. If our results of operations do not meet the expectations of current or potential investors, the price of our common stock may decline.

We have never paid a common stock dividend and will not pay any dividends for the foreseeable future.

We have never paid a dividend nor made a distribution on our common stock. Further, we may never achieve a level of profitability that would permit payment of dividends or making other forms of distributions to common stockholders. In any event, given the stage of our development, it will likely be a long period of time before we could be in a position to pay dividends or distributions to our investors. The payment of any future dividends will be at the sole discretion of the Board. In this regard, we currently intend to retain earnings to finance the expansion of our business and do not anticipate paying dividends in the foreseeable future.

We may issue additional stock without stockholder consent.

Our Board of Directors has authority, without action or vote of the stockholders, to issue all or part of our authorized but unissued shares. Additional shares may be issued in connection with future financing, acquisitions, employee stock plans, or otherwise. Any such issuance will dilute the percentage ownership of existing stockholders.

If we were to issue preferred stock, the rights of holders of our common stock and the value of such common stock could be adversely affected.

Our Board of Directors is authorized to issue classes or series of preferred stock, without any action on the part of the stockholders. The Board of Directors also has the power, without stockholder approval, to set the terms of any such classes or series of preferred stock, including voting rights, dividend rights and preferences over the common stock with respect to dividends or upon the liquidation, dissolution or winding-up of our business and other terms. If we issue preferred stock in the future that has a preference over the common stock, with respect to the payment of dividends or upon liquidation, dissolution or winding-up, or if we issue preferred stock with voting rights that dilute the voting power of the common stock, the rights of holders of the common stock or the value of the common stock would be adversely affected.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following summarizes all sales of our unregistered securities during the quarterly period ended March 31, 2012. The securities listed in each of the below referenced transactions were (i) issued without registration and (ii) were issued in reliance on the private offering exemptions contained in Sections 4(2), 4(5) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws as a transaction not involving a public offering. No placement or underwriting fees were paid in connection with these transactions. Proceeds from the sales of these securities were used for general working capital purposes. The securities are deemed restricted securities for purposes of the Securities Act.

Sales of Common Stock

In January 2012, the Company issued 468,750 shares of common stock to an unaffiliated investor for cash of $75,000 or $0.16 per share.

In January 2012, the Company issued 1,875,000 shares of common stock to an unaffiliated investor for cash of $300,000 or $0.16 per share.

In January 2012, the Company issued 100,000 shares of common stock to a consultant for services for $16,000 or $0.16 per share, which was which was the fair value of the stock at the date of the transaction. The shares issued were fully vested on the date of the grant and the value of services received was expensed in the three months ended March 31, 2012.

In January 2012, the Company issued 500,000 shares of common stock to two unaffiliated investors for a value of $125,000 or $0.25 per share, related to purchases totaling a 1.00% working interest in the Fountain Green Project located in Sanpete County, Utah, which was the fair value of the stock at the date of the transaction.

In January 2012, the Company issued 48,528 shares of common stock to an existing investor for a value of $12,133 or $0.25 per share, related to a purchase of a 0.25% working interest in the Liberty #1 Well located in Juab County, Utah.

In February 2012, the Company issued 4,000 shares of common stock to an unaffiliated investor for cash of $1,000 or $0.25 per share.

In March 2012, the Company issued 1,800,000 shares of common stock to an unaffiliated investor for cash of $450,000 or $0.25 per share.  As part of this transaction, the Company agreed to compensate a consultant for services performed in the amount of $27,000 including the issue of 100,000 shares of common stock that were valued at $25,000 or $0.25 per share, plus the cancellation of $2,000 of JIBs accounts receivable owed to the Company by the consultant. These consultant shares were fully vested on the date of the grant.

In March 2012, the Company issued 800,000 shares of common stock to an existing investor for cash of $200,000 or $0.25 per share. Subsequent to this transaction, the investor, Joseph P. Tate, became a Director of the Company effective on March 31, 2012.

In March 2012, the Company issued 472,000 shares of common stock to an existing investor for settlement of a $100,000 other payable plus $18,000 of accrued interest for a total value of $118,000 or $0.25 per share, which was the fair value of the stock at the date of the transaction. The shares issued were fully vested on the date of the grant. The $18,000 of accrued interest was expensed in the three months ended March 31, 2012. Subsequent to this transaction, the investor, Joseph P. Tate, became a Director of the Company effective on March 31, 2012.

In March 2012, the Company issued 1,532,800 shares of common stock to an existing investor for Fountain Green Project lease acquisitions located in Sanpete County, Utah valued at $383,200 or $0.25 per share, which was the fair value of the stock at the date of the transaction. Subsequent to this transaction, the investor, Joseph P. Tate, became a Director of the Company effective on March 31, 2012.

In March 2012, the Company issued 3,750,000 shares of common stock to four directors plus the Corporate Secretary of the Company as compensation for services valued at $937,500 or $0.25 per share, which was the fair value of the stock at the date of the transaction. The shares issued were fully vested on the date of the grant. The entire amount of this stock award was expensed in the three months ended March 31, 2012.

Convertible Note Issuances

In January 2012, the Company issued two new convertible notes payable to an unaffiliated investor in exchange for two existing notes payable. One convertible note is in the amount of $1,080,000 and bears interest at 12%, due June 2012 and is convertible into common shares of stock at a conversion rate of $0.25 per common share. The other convertible note is in the amount of $248,000 and bears interest at 10%, due June 12, 2012 and is convertible into common shares of stock at a conversion rate of $0.25 per common share.

Warrant Issuances

In January 2012, the Company granted warrants to two unaffiliated investors to purchase up to 400,000 shares of common stock with an exercise price of $0.16 per share, which expire on December 31, 2012.

In January 2012, the Company granted warrants to an unaffiliated investor to purchase up to 234,375 shares of common stock with an exercise price of $0.25 per share, which expire on January 11, 2013.

In January 2012, the Company granted warrants to an unaffiliated investor to purchase up to 937,500 shares of common stock with an exercise price of $0.25 per share, which expire on January 16, 2013.

In February 2012, the Company granted warrants to an unaffiliated investor to purchase up to 2,000 shares of common stock with an exercise price of $0.40 per share, which expire on February 4, 2013.

In March 2012, the Company granted warrants to seven unaffiliated investors to purchase up to 1,800,000 shares of common stock with an exercise price of $0.50 per share, which expire on March 23, 2015.

In March 2012, the Company granted warrants to an unaffiliated investor to purchase up to 800,000 shares of common stock with an exercise price of $0.50 per share, which expire on March 28, 2015. Subsequent to this transaction, the investor, Joseph P. Tate, became a Director of the Company effective on March 31, 2012.

ITEM 5.   OTHER INFORMATION

On March 31, 2012, the Board of Directors (“Board”) of the Company appointed Joseph P. Tate, age 68, as an independent director.

To date, the Board has not organized any committees, and as such, Mr. Tate has not been appointed to serve on any Board committee. In addition, Mr. Tate was not selected as a director pursuant to any arrangements or understandings with the Company or with any other person.

As of March 31, 2012, Mr. Tate is a beneficial landowner of two oil and gas leases totaling 1,816 acres within the Fountain Green Project which the Company controls and negotiated lease terms with Mr. Tate prior to him becoming a director. Mr. Tate received $383,200 as compensation for these five-year leases by the issuance of 1,532,800 shares of common stock of the Company valued at $0.25 per share. In addition to this compensation, Mr. Tate is entitled to 12.50% landowner royalty interest revenues related to hydrocarbons produced by the Company on these oil and gas leases. During the three months ended March 31, 2012, no landowner royalty interest revenues were earned by Mr. Tate from these undeveloped new Fountain Green Project leases. Also prior to Mr. Tate becoming a director, he negotiated a settlement of $100,000 debt owed to him by the Company to include $18,000 of interest for the period of the debt outstanding which was settled by the issuance of 472,000 share of common stock valued at $0.25 per share.

Mr. Tate will be compensated for his service on the Board on the same basis as each of the Company’s other directors. The directors of the Company are compensated with an annual stipend of $50,000 paid in quarterly installments either in cash or common stock at the discretion of the Board. Independent directors are also eligible to be participants in the annual stock incentive program.

A more detailed description of compensation of directors of the Company was previously reported in the Company’s registration statement on Form 10 filed with the Securities Exchange Commission on December 30, 2011, as amended by Amendment No. 1 to the Form 10 filed on February 28, 2012, and is incorporated herein by reference.

ITEM 6.   EXHIBITS

The list of exhibits in the Exhibit Index to this quarterly report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RICHFIELD OIL & GAS COMPANY

Dated: May 15, 2012	By:	/s/ DOUGLAS C. HEWITT, SR
Douglas C. Hewitt, Sr.
Chief Executive Officer

Dated: May 15, 2012	By:	/s/GLENN G. MACNEIL
Glenn G. MacNeil.
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

