Form 10-Q/A
period 2012-03-31
RICHFIELD OIL & GAS Co
filed 2012-06-13
CIK 1537834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _______________

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

Yes ☒  No ☐

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Richfield Oil & Gas Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the Securities and Exchange Commission on May 15, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

ITEM 6. EXHIBITS

The list of exhibits in the Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RICHFIELD OIL & GAS COMPANY

Dated: June 13, 2012	By:	/s/ DOUGLAS C. HEWITT, SR
Douglas C. Hewitt, Sr.
Chief Executive Officer

Dated: June 13, 2012	By:	/s/GLENN G. MACNEIL
Glenn G. MacNeil.
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following financial information from Richfield Oil & Gas Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as at March 31, 2012 and December 31, 2011; (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2012 and 2011; (iii) Condensed Consolidated Statement of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2012; (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2012 and 2011; and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text.

*	Filed previously.
**	Submitted electronically herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.