Form 10-Q
period 2012-06-30
RICHFIELD OIL & GAS Co
filed 2012-08-14
CIK 1537834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

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

Yes ☐     No ☒

The issuer had 285,790,590 shares of common stock outstanding as of August 14, 2012.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RICHFIELD OIL & GAS COMPANY

Formerly Hewitt Petroleum, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

June 30, 2012 and December 31, 2011

	June 30,	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$576,929	$37,157
Accounts receivables, (net of allowances of $192,333 and $0)	458,041	341,568
Deposits and prepaid expenses	377,763	295,829
Other current assets	8,123	16,245
Total current assets	1,420,856	690,799

Properties and equipment, at cost - successful efforts method:
Proved properties, including wells and related equipment	4,810,855	3,998,069
Unproved properties	10,166,477	11,936,824
Accumulated depletion, depreciation, and amortization	(799,499)	(702,982)
	14,177,833	15,231,911

Other properties and equipment	211,049	197,615
Accumulated depreciation	(171,761)	(156,565)
	39,288	41,050

Other assets	-	30,018

Total assets	$15,637,977	$15,993,778

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,217,277	$1,478,493
Accrued expenses and other payables	744,802	879,484
Current portion of notes payable	323,591	2,277,497
Current portion of convertible notes payable	1,452,560	1,945,060
Current portion of capital leases	33,885	35,479
Due to directors	5,264	27,934
Due to related parties	-	245,740
Total current liabilities	3,777,379	6,889,687

Long-term liabilities
Notes payable, net of current portion	1,902,251	30,143
Capital lease obligation, net of current portion	-	15,748
Asset retirement obligations	347,991	350,243
Total long-term liabilities	2,250,242	396,134

Total liabilities	$6,027,621	$7,285,821

Stockholders' equity
Preferred stock, par value $.001; 50,000,000 authorized,
(0 shares outstanding)	$-	$-
Common stock, par value $.001; 450,000,000 authorized,
(6/30/2012 – 285,690,590 shares outstanding and
12/31/2011 - 270,886,947 shares outstanding)	285,691	270,887
Additional paid-in capital - common stock	34,793,116	30,988,536
Accumulated deficit	(25,468,451)	(22,551,466)
Total stockholders' equity	$9,610,356	$8,707,957

Total liabilities and stockholders' equity	$15,637,977	$15,993,778

See the accompanying notes to condensed consolidated financial statements

RICHFIELD OIL & GAS COMPANY

Formerly Hewitt Petroleum, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

For the Three and Six Months Ended June 30, 2012 and 2011

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues
Oil and natural gas sales	$229,037	$137,544	$448,898	$394,042
Other	-	-	-	6,017
Total revenues	229,037	137,544	448,898	400,059

Operating expenses
Production expenses	122,598	517,879	366,015	606,839
Production taxes	8,380	8,254	16,154	24,200
Exploration	52,285	38,404	80,399	68,359
Lease expiration	173	41,123	14,170	113,296
Depletion, depreciation, amortization and accretion	61,208	40,893	113,682	85,706
General and administrative expenses	1,134,933	1,678,428	2,864,207	3,004,844
Gain on sale of assets	(405,624)	-	(425,895)	(90,414)
Total expenses	973,953	2,324,981	3,028,732	3,812,830

Loss from operations	(744,916)	(2,187,437)	(2,579,834)	(3,412,771)

Other income (expenses)
Gain on settlement of liabilities	17,164	561,158	17,199	522,878
Interest and finance expenses	(164,215)	(192,788)	(406,257)	(249,682)
Interest income	27,461	-	52,307	-
Total other income (expenses)	(119,590)	368,370	(336,751)	273,196

Loss before income taxes	(864,506)	(1,819,067)	(2,916,585)	(3,139,575)

Income tax provision	(400)	-	(400)	-

Net loss	$(864,906)	$(1,819,067)	$(2,916,985)	$(3,139,575)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average shares outstanding – basic and diluted	284,565,376	230,233,073	279,130,864	186,936,386

See the accompanying notes to condensed consolidated financial statements

RICHFIELD OIL & GAS COMPANY

Formerly Hewitt Petroleum, Inc.

Condensed Consolidated Statement of Stockholders' Equity (Unaudited)

For the Six Months Ended June 30, 2012

	Preferred Stock			Common Stock
			Additional			Additional		Total
			Paid-In			Paid-In	Accumulated	Stockholders'
	Shares	Par	Capital	Shares	Par	Capital	Deficit	Equity

Balance - December 31, 2011	-	$-	$-	270,886,947	$270,887	$30,988,536	$(22,551,466)	$8,707,957

Issued 2,081,328 common stock for oil and gas properties and JIBs (valued at $0.25 per share)	-	-	-	2,081,328	2,081	518,252	-	520,333

Issued 5,102,000 common stock for directors', employees and consultants' compensation (valued between $0.16 and $0.25 per share)	-	-	-	5,102,000	5,102	1,261,398	-	1,266,500

Sale of 7,802,750 common stock and 6,628,875 warrants for cash (valued between $0.16 and $0.25 per share)	-	-	-	7,802,750	7,803	1,731,947	-	1,739,750

Issued 472,000 common stock as settlement of accounts payables including accrued interest (valued at $0.25 per share)	-	-	-	472,000	472	117,528	-	118,000

Issued 10,000 common stock relating to an oil and gas lease renewal (valued at $0.25 per share)	-	-	-	10,000	10	2,490	-	2,500

Issued 1,513,636 common stock and 400,000 warrants as settlement of notes payable (valued at $0.25 per share)	-	-	-	1,513,636	1,514	373,486	-	375,000

Issued 71,929 common stock for related party payment of interest and exercise of warrants (warrants exercised at $0.16 per share)	-	-	-	71,929	72	11,437	-	11,509

Return of 250,000 common stock for cancellation from related party (valued at par value $0.25 per share)	-	-	-	(250,000)	(250)	(62,250)	-	(62,500)

Return of 2,000,000 common stock for cancellation from an unaffiliated investor related to the exchange of oil and gas properties in the Moroni Project (valued at $0.25 per share)	-	-	-	(2,000,000)	(2,000)	(498,000)	-	(500,000)

Issued 400,000 warrants with debt as a debt discount	-	-	-	-	-	20,724	-	20,724

Issued 6,640,000 warrants to consultants related to services performed				-	-	55,454	-	55,454

Issued 2,298,000 warrants to working interest holders in oil and gas properties	-	-	-	-	-	272,114	-	272,114

Net (loss) for the six month period	-	-	-	-	-	-	(2,916,985)	(2,916,985)

Balance - June 30, 2012	-	$-	$-	285,690,590	$285,691	$34,793,116	$(25,468,451)	$9,610,356

See the accompanying notes to condensed consolidated financial statements

RICHFIELD OIL & GAS COMPANY

Formerly Hewitt Petroleum, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2012 and 2011

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,916,985)	$(3,139,575)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depletion, depreciation, amortization and accretion	114,737	85,706
Accretion of debt	21,639	-
Gain on settlement of liabilities	(35)	(522,878)
Capitalized interest on notes payable	8,456	5,983
Amortization of pre-paid interest	83,256	-
Lease expirations	14,170	113,296
Gain on sale of assets	(425,895)	(90,414)
Amortization of debt discounts	83,299	-
Return of common stock to pay professional fees	(62,500)	-
Issuance of common stock for other expenses	-	411,363
Issuance of common stock for interest	29,509	62,278
Issuance of common stock and warrants for services	1,324,454	2,016,094

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivables	(136,189)	518,944
Decrease (increase) in deposits and prepaid expenses	-	38,933
Decrease (increase) in other assets	(127,050)	300
Increase (decrease) in accounts payable	205,048	(30,594)
Increase (decrease) in accrued expenses and other payables	17,975	(50,433)
Increase (decrease) in due to directors	(22,670)	(12,419)
Increase (decrease) in due to related parties	(76,111)	1,227
Net cash used in operating activities	(1,864,892)	(592,189)

Cash flows from investing activities:
Cash received from acquisition of Freedom Oil & Gas, Inc.	-	1,485
Investment in oil and gas properties, including wells and related equipment	(1,123,810)	(416,303)
Investment in other properties and equipment	(13,434)	-
Proceeds from sale of assets	2,266,953	68,494
Net cash provided by (used in) investing activities	1,129,709	(346,324)

Cash flows from financing activities:
Proceeds from notes payable	100,000	383,750
Payments on notes payable	(316,659)	(53,640)
Payments on convertible notes payable	(248,000)	-
Payments on related party notes payable	(254,909)	-
Payments on capital lease obligation	(17,342)	(15,854)
Proceeds from issuance of common stock and warrants - net of issuance costs	2,011,865	718,016
Net cash provided by financing activities	1,274,955	1,032,272

Net increase in cash and cash equivalents	539,772	93,759

Cash and cash equivalents - beginning of period	37,157	31,333

Cash and cash equivalents - end of period	$576,929	$125,092

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$30,176	$12,558

Non-cash financing and investing activities:
Redemption of preferred stock and payment of preferred stock dividends through issuance of common stock	$-	$233,704
Purchase of oil and gas properties and conversion of JIB receivables billed to working interest holders through issuance of common stock and warrants	$547,363	$320,500
Purchase of oil and gas properties through exchange of property and reduction of notes payable	$230,000	$5,535
Sale of oil and gas properties for return of common stock	$500,000	$-
Cancellation of lease in full satisfaction of accounts payable	$180,000	$-
Payment of pre-paid expenses through issuance of common stock	$-	$132,300
Conversion of accounts payable and other payables through issuance of note payable	$186,229	$255,481
Payment of accounts payable through issuance of common stock	$100,000	$1,785,177
Conversion of notes payable and other payables through issuance of common stock	$375,000	$268,750
Conversion of notes payable through issuance of convertible notes payable	$1,328,000	$-
Conversion of convertible notes payable through issuance of notes payable	$1,117,500	$-
Retirement of Treasury Shares	$-	$46,015
Capitalized asset retirement obligations	$-	$89,171
Capitalized accrued interest on notes payable	$152,657	$-
Settlement of litigation through exchange of property and issuance of common stock and warrants	$-	$1,461,644
Acquisition of Freedom Oil & Gas, Inc. in exchange for common stock	$-	$5,973,819

See the accompanying notes to condensed consolidated financial statements

RICHFIELD OIL & GAS COMPANY

Formerly Hewitt Petroleum, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1     ORGANIZATION AND NATURE OF BUSINESS

Richfield Oil & Gas Company (the “Company,” “Richfield” or “RFO”) is a Nevada corporation headquartered in Salt Lake City, Utah which was incorporated on April 8, 2011. The Company is engaged in the exploration, development and production of oil and gas in the states of Kansas, Oklahoma, Utah and Wyoming.

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

The Company has been involved in leasing, exploring and drilling in Kansas, Oklahoma, Utah and Wyoming since its formation. The Company is participating in over 33,000 acres of leasehold, seismic surveys, and numerous drilling projects in these states.  The Company uses proven technologies and drilling and production methods that are both efficient and environmentally sound.

NOTE 2     GOING CONCERN

The Company’s condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations causing negative working capital, in that current liabilities far exceed current assets, and the Company has negative operating cash flows, which raise substantial doubt about the Company’s ability to continue as a going concern. The Company sustained a net loss for the six months ended June 30, 2012 of $2,916,985 and a net loss for the year ended December 31, 2011 of $9,613,034, and has an accumulated deficit of $25,468,451 as of June 30, 2012.

The Company intends to make its planned capital expenditures in order to continue its drilling programs, but does not have sufficient realized revenues or operating cash flows in order to finance these activities internally. As a result, the Company intends to seek financing in order to fund its working capital and capital expenditure needs.

The Company has been able to meet its short-term needs through loans from officers and third parties; sales of working interest in its oil and gas properties; and private placements of equity securities. The Company may seek additional funding through the issuance of debt, preferred stock, common stock or a combination of these instruments. Any proceeds received from the issuance of these instruments will provide the needed funds for continued operations and drilling programs. The Company may also sell working interests in one of more of its projects to assist in the funding of the development of each project.  The Company can provide no assurance that it will be able to obtain sufficient additional financing that it needs to develop its properties and alleviate doubt about its ability to continue as a going concern. If the Company is able to obtain sufficient additional financing proceeds, the Company cannot be certain that this additional financing will be available on acceptable terms, if at all. To the extent the Company raises additional funds by issuing equity securities the Company’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RICHFIELD OIL & GAS COMPANY

Formerly Hewitt Petroleum, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3     SIGNIFICANT ACCOUNTING POLICIES

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The financial statements included herein were prepared from the records of the Company in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Regulation S-X and S-K. In the opinion of management, all adjustments of a normal recurring nature that are considered necessary for a fair presentation of the interim financial information, have been included. However, operating results for the periods presented are not necessarily indicative of the results that may be expected for a full year. The Company’s Form 10 includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. Except as disclosed herein, there have been no material changes to the information disclosed in the notes to the consolidated financial statements included in the Company’s Form 10.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of oil and gas reserves, assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although management believes these estimates are reasonable, actual results could differ from these estimates. The Company evaluates its estimates on an on-going basis and bases its estimates on historical experience and on various other assumptions the Company believes to be reasonable under the circumstances. Although actual results may differ from these estimates under different assumptions or conditions, the Company believes that its estimates are reasonable. The Company’s activities are accounted for under the successful efforts method.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation. Such reclassifications had no impact on net loss, statements of cash flows, working capital or equity previously reported.

Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) (the numerator) by the weighted-average number of common shares outstanding for the period (the denominator).  Diluted EPS is computed by dividing net income (loss) by the weighted-average number of common shares and potential common shares outstanding (if dilutive) during each period.  Potential common shares include common shares to be issued related to warrants outstanding and convertible debentures.  The number of potential common shares outstanding is computed using the treasury stock method.

As the Company has incurred losses for the six months ended June 30, 2012 and 2011, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculations. As of June 30, 2012 and 2011, there were 35,000,864 and 14,067,824 potentially dilutive shares, respectively.

Income Taxes

The Company accounts for income taxes under FASB ASC 740. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is more likely than not that some component or all of the benefits of deferred tax assets will not be realized.

The tax effects from an uncertain tax position can be recognized in the consolidated financial statements only if it is more likely than that the position will be sustained if challenged by a taxing authority. The Company has examined the tax positions taken in its tax returns and determined that there are no uncertain tax positions. As a result, the Company has recorded no uncertain tax liabilities in its consolidated balance sheet.

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

Substantially all of the Company’s accounts receivable result from oil and gas sales and joint interest billings (“JIBs”) to third parties in the oil and gas industry.  This concentration of customers and joint interest owners may impact the Company’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. As of June 30, 2012, 31% of the accounts receivable balance resulted from one entity. For the six months ended June 30, 2012 and 2011, all of the revenues resulted from producing wells in Kansas.

Jumpstart Our Business Startups Act (“JOBS Act”), adopted January 3, 2012

The Company qualifies as an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933 (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, the Company is permitted to rely on exemptions from various reporting requirements including, but not limited to, the requirement to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, and the requirement to submit certain executive compensation matters to shareholder advisory votes such as “say on pay” and “say on frequency.”

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to take advantage of the benefits of this extended transition period. The Company’s financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

The Company will remain an emerging growth company up to the fifth anniversary of its first registered sale of common equity securities, or until the earliest of (a) the last day of the first fiscal year in which its annual gross revenues exceed $1 billion, (b) the date that it becomes a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of its common stock held by non-affiliates exceeds $700 million as of the last business day of its most recently completed second fiscal quarter, or (c) the date on which it has issued more than $1 billion in non-convertible debt during the preceding three-year period.

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

The total purchase price of $5,995,796 was determined based upon the fair market value of $0.10 per share of common stock plus the $11,977 value for the warrants effective as of March 31, 2011. Goodwill has been recorded based on the amount by which the purchase price exceeded the fair value of the net assets acquired. The final allocation of the purchase price is as follows:

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

Upon completion of the acquisition, Freedom became a wholly-owned subsidiary of the Company. On June 20, 2011, Freedom was merged into the Company with the Company being the surviving entity.

NOTE 5     OIL AND NATURAL GAS PROPERTIES

Acquisitions

Acquisitions for the six months ended June 30, 2012

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

On June 30, 2012, the Company acquired an additional 10.00% working interest in the Perth Project located in Sumner County, Kansas, whereby the Company’s working interest increased from 75.00% to 85.00%, from three unaffiliated investors in exchange for an agreement to provide the investors with an aggregate 15.00% carried interest in a certain $800,000 work plan in the Perth Project that includes drilling one new well, three well recompletions, and work on a salt water disposal well. The work plan is scheduled to be implemented in the third quarter of 2012. As part of the consideration for this transaction, one of the 5% carried interest investors also agreed to reduce his note payable by $80,000 and exchanged a 50% working interest in a salt water disposal well that was valued at $150,000.

RICHFIELD OIL & GAS COMPANY

Formerly Hewitt Petroleum, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Divestitures

Divestitures for the six months ended June 30, 2012

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

On May 15 2012, the Company sold a 3.00% carried interest in the first well to be drilled in the shallow zone on the Fountain Green Project in exchange for $100,000 in cash and a return of a 2.00% working interest in the Moroni #1-AXZH Well and the 320 acre leasehold. There were two parties to this transaction, one was an unaffiliated investor, the other was a related party, Zions Energy Corporation (see Note 7). The Zions Energy Corporation transaction was completed on the same terms as the unaffiliated investor transaction.

On May 16, 2012 and May 17, 2012, the Company sold a 21% working interest in the Prescott Lease, including the requirement to participate in the Prescott #25-6 Well located in the Koelsch Project and 2,298,000 warrants to purchase common stock at $0.25 per share for total cash of $619,500 to unaffiliated investors.

On May 31, 2012, the Company determined that a lease in the Fountain Green Project was not valid as there were issues regarding the title of the property, the lease term had expired and, as a result, the lessor agreed to cancel the balance owing by the Company on this lease in the amount of $180,000.

RICHFIELD OIL & GAS COMPANY

Formerly Hewitt Petroleum, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

On June 28, 2012, the Company entered into an agreement (the “Skyline Oil Agreement”) with Skyline Oil, LLC (“Skyline Oil”), whereby the Company gave Skyline Oil (i) all of its interest in the Chad Wood Lease located in Central Utah; (ii) a 44.5% working interest in the Moroni #1-AXZH Well plus 320 surrounding acres; and (iii) a 15% working interest in 4,680 acres of the Independence Project, and in exchange Skyline Oil gave the Company (i) $1.6 million in cash; (ii) 2,000,000 shares of the Company’s common stock valued at $500,000 or $0.25 per share; and (iii) a 5% working interest in an additional 15,000 acres in a new Independence Project. The $500,000 from the return of 2,000,000 shares of common stock was treated as a return of capital and the remaining Independence Project unproved properties are now valued at $422,865. Following this transaction, the Company now owns a 5% working interest in 19,680 acres in the new Independence Project and a 5% working interest in the Moroni #1-AXZH Well plus 320 surrounding acres.

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

In January 2012, the Company issued 100,000 shares of common stock to a consultant for services for $16,000 or $0.16 per share, which was the fair value of the stock at the date of the transaction. The shares issued were fully vested and the value of services received was expensed on the date of grant.

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

In March 2012, the Company issued 1,800,000 shares of common stock to an unaffiliated investor for cash of $450,000 or $0.25 per share.  In addition, the Company granted warrants to purchase up to 1,800,000 shares of common stock with an exercise price of $0.50 per share, which expire on March 23, 2015. As part of this transaction, the Company agreed to compensate a consultant for services performed in the amount of $27,000 including the issuance of 100,000 shares of common stock that were valued at $25,000 or $0.25 per share, plus the cancellation of $2,000 of JIBs accounts receivable owed to the Company by the consultant. These consultant shares were fully vested on the date of the grant.

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

In March 2012, the Company issued 472,000 shares of common stock to an existing investor for settlement of a $100,000 other payable plus $18,000 of accrued interest for a total value of $118,000 or $0.25 per share, which was the fair value of the stock at the date of the transaction. The shares issued were fully vested and the $18,000 accrued interest was expensed on the date of grant. Subsequent to this transaction, the investor, Joseph P. Tate, became a Director of the Company effective on March 31, 2012 (see Note 7).

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

In March 2012, the Company issued 3,750,000 shares of common stock to four directors plus the Corporate Secretary of the Company as compensation for services valued at $937,500 or $0.25 per share, which was the fair value of the stock at the date of the transaction. The shares issued were fully vested and the entire amount of this stock award was expensed on the date of grant.

In April 2012, the Company issued 500,000 shares of common stock to a consultant of the Company as compensation for services valued at $125,000 or $0.25 per share. The shares were fully vested on the date of grant. The entire amount of this common stock issuance was expensed in April 2012. In addition, as compensation for consulting services, the Company granted the consultant warrants to purchase up to 5,000,000 shares of common stock at five different exercise prices: $0.25, $0.50, $0.75, $1.00 and $1.25 for each 1,000,000 warrants. The warrants vest at the rate of 625,000 per quarter for two-years. The warrants will expire on March 31, 2015. These warrants were valued under the Black-Scholes valuation model based on the factors present at the time the warrants were granted (see Note 10). These warrants will be expensed over the two-year vesting period.

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

In April 2012, a note holder exercised rights to convert a $25,000 convertible note payable at $0.22 per share, into 113,636 shares of the Company’s common stock.

In May 2012, the Company issued 100,000 shares of common stock to an unaffiliated investor for cash of $25,000 per $0.25 per share. In addition, the Company granted warrants to purchase up to 100,000 shares of common stock with an exercise price of $0.50 per share, which expire on April 30, 2015.

In May 2012, the Company issued 10,000 shares of common stock to an unaffiliated investor for consulting services valued at $2,500 or $0.25 per share, which was the fair value of the stock on the date of the transaction. The shares issued to the consultant were fully vested on the date of grant. The entire amount of this issuance was expensed in May 2012.

In May 2012, the Company issued 400,000 shares of common stock to an unaffiliated investor for cash of $100,000 or $0.25 per share. In addition, the Company granted warrants to purchase up to 400,000 shares of common stock with an exercise price of $0.50 per share, which expire on April 30, 2015.

In May 2012, the Company issued 100,000 shares of common stock to an unaffiliated investor for cash of $25,000 per $0.25 per share. In addition, the Company granted warrants to purchase up to 100,000 shares of common stock with an exercise price of $0.50 per share, which expire on May 15, 2015.

RICHFIELD OIL & GAS COMPANY

Formerly Hewitt Petroleum, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

In May 2012, a note holder exercised rights to convert a $100,000 convertible note payable at $0.25 per share into 400,000 shares of the Company’s common stock. The shares issued were fully vested on the date of the grant. In addition, the Company granted warrants to purchase up to 400,000 shares of common stock with an exercise price of $0.50 per share, which expire on May 22, 2015. The warrants issued were totally vested at the time of the grant and remain outstanding.

In May 2012, Mr. Gowdy, former officer and director of the Company, voluntarily agreed to return to the Company 250,000 shares of the Company’s common stock valued at $62,500 or $0.25 per share, to offset a portion of the independent audit fees recently incurred by the Company to complete the 2010 audit of Freedom which was required by Rule 8-04 of Regulation S-X of the Exchange Act. The shares were returned to the Company as treasury shares and subsequently cancelled.

In May 2012, the Company issued 40,000 shares of common stock to two consultants of the Company for services valued at $10,000 or $0.25 per share. These shares were fully vested on the date of grant. The entire amount of this issuance was expensed in May 2012.

In May 2012, the Company issued 100,000 shares of common stock to an employee of the Company as compensation for services, valued at $25,000 or $0.25 per share. The shares were fully vested on the date of the grant. The entire amount of this issuance was expensed in May 2012.

In June 2012, the Company issued 400,000 shares of common stock to an unaffiliated investor for cash of $100,000 or $0.25 per share. In addition, the Company granted warrants to purchase up to 400,000 shares of common stock with an exercise price of $0.50 per share, which expire on June 14, 2015.

In June 2012, the Company issued 620,000 shares of common stock to an unaffiliated investor for cash of $155,000 or $0.25 per share. In addition, the Company granted warrants to purchase up to 620,000 shares of common stock with an exercise price of $0.50 per share, which expire on June 5, 2015.

In June 2012, the Company issued 380,000 shares of common stock to an unaffiliated investor for cash of $95,000 or $0.25 per share. In addition, the Company granted warrants to purchase up to 380,000 shares of common stock with an exercise price of $0.50 per share, which expire on June 5, 2015.

In June 2012, the Company issued 500,000 shares of common stock to a consultant of the Company as compensation for services valued at $125,000 or $0.25 per share. The shares were fully vested on the date of grant. The entire amount of this common stock issuance was expensed in June 2012. In addition, as compensation for consulting services, the Company granted the consultant warrants to purchase up to 1,500,000 shares of common stock at three different exercise prices: $0.50, $0.75 and $1.00 for each 500,000 warrants. The warrants vest at the rate of 187,500 per quarter for two years. The warrants will expire on June 14, 2015. These warrants were valued under the Black-Scholes valuation model based on the factors present at the time the warrants were granted (see Note 10). These warrants will be expensed over the two-year vesting period.

In June 2012, the Company issued 71,929 shares of common stock to MacKov, a related party, related to the exercise of warrants in settlement of interest outstanding on a note payable. The exercise price was $11,509 or $0.16 per share (see Note 7).

In June 2012, the Company entered into an agreement (the “Skyline Oil Agreement”) with Skyline Oil, LLC (“Skyline Oil”), whereby the Company gave Skyline Oil (i) all of its interest in the Chad Wood Lease located in Central Utah; (ii) a 44.5% working interest in the Moroni #1-AXZH Well plus 320 surrounding acres; and (iii) a 15% working interest in 4,680 acres of the Independence Project, and in exchange Skyline Oil gave the Company (i) $1.6 million in cash; (ii) 2,000,000 shares of the Company’s common stock valued at $500,000 or $0.25 per share; and (iii) a 5% working interest in an additional 15,000 acres in a new Independence Project. The 2,000,000 shares were returned to the Company as treasury shares and were subsequently cancelled.

In June 2012, a note holder exercised its rights to convert a $250,000 convertible note payable at $0.25 per share into 1,000,000 shares of the Company’s common stock.

RICHFIELD OIL & GAS COMPANY

Formerly Hewitt Petroleum, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

In June 2012, the Company issued 12,000 shares of common stock to a consultant of the Company for services valued at $3,000 or $0.25 per share. These shares were fully vested on the date of grant. The entire amount of this issuance was expensed in June 2012.

NOTE 7     RELATED PARTY TRANSACTIONS

A.	Douglas C. Hewitt, Sr., an Officer and Chairman of the Board of the Company

Douglas C. Hewitt, Sr., an officer and Director of the Company, is a beneficiary in the Mountain Home Petroleum Business Trust, a Utah Business Trust (“MHPBT”), and Zions Energy Corporation (“Zions”) is a wholly owned subsidiary of MHPBT. In addition, The D. Mack Trust (“D Mack Trust”), is a trust in which Mr. Hewitt receives beneficial interest and is entitled to receive overriding royalty interest (“ORRI”) up to 1.00% in all newly acquired leases by the Company. MHPBT, Zions and D Mack Trust have had related party transactions with the Company.

As of June 30, 2012, MHPBT has working interests in oil and gas properties that the Company controls which include, a 2.00% before payout interest (“BPO”) and a 22.00% after payout interest (“APO”) in the Liberty #1 Well and Liberty Project and a 50.00% working interest in the shallow zones of the Fountain Green Project as previously defined. All of the working interest owned by MHPBT in the Company’s Liberty #1 Well, Liberty Project and Fountain Green Project properties were acquired by MHPBT from third parties prior to the formation of the Company.

As of June 30, 2012, Zions has working interests in oil and gas properties that the Company controls which include, a 1.50% carried interest in the first well to be drilled in the shallow zone on the Fountain Green Project and a 3.00% working interest in the Koelsch Field. All of the carried and working interests owned by Zions were acquired from the Company in 2012 on the same terms as other independent third party transactions as disclosed below in Note 7 (A) (ii) and 7 (A) (iii). For the six months ended June 30, 2012, Zions has received $2,642 in revenues from oil sales from the Koelsch Field. As of June 30, 2012 the Liberty Project and Fountain Green Project remain undeveloped and no royalty revenues have been generated from these properties.

As of June 30, 2012, the D. Mack Trust receives ORRIs ranging from 0.25% to 1.50% on certain Kansas leases and MHPBT owns 6.00% ORRIs in Liberty #1 Well and Liberty Project. For the six months ended June 30, 2012, the D. Mack Trust has received $9,856 in royalties relating to ORRIs from the Kansas leases.

The following related party transactions occurred with Zions during the six months ended June 30, 2012:

i.	In February and March 2012, the Company sold a 1.00% working interest in the Moroni #1-AXZH Well and the 320 acres leasehold for cash of $77,561 to Zions. This purchase was made on the same terms as other third party transactions that were completed in December 2011 and January 2012.

ii.	In February and March 2012, the Company sold a 3.00% working interest in the Koelsch Field, including the requirement to participate in the Koelsch #25-1 Well, for cash of $9,090 to Zions. This purchase was made on the same terms as other third party transactions that were completed in December 2011 and March 2012.

iii.	In May 2012, the Company received $50,000 in cash plus it acquired a 1.00% working interest in the Moroni #1-AXZH Well and the 320 acres leasehold by exchanging a 1.50% carried interest in the first well to be drilled in the shallow zone on the Fountain Green Project. This exchange was made on the same terms as another third party transaction that was completed in May 2012.

As of June 30, 2012, the Company has $5,264 due to the Company’s director, Douglas C. Hewitt, Sr. and as of December 31, 2011, the Company had $27,934 due to Mr. Hewitt. These amounts are non-interest bearing and have no set terms of repayment.

RICHFIELD OIL & GAS COMPANY

Formerly Hewitt Petroleum, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

B.	J. David Gowdy, a Former Officer and Director of the Company and Greater than 5% Shareholder

J. David Gowdy, an officer and director of the Company from March 31, 2011 to December 12, 2011 and a beneficial owner of more than 5% of the outstanding shares of our common stock, is also a beneficiary in MHPBT and Zions described above. Prior to March 31, 2011, Mr. Gowdy was an officer and director of Freedom, which was acquired by the Company on March 31, 2011 (see Note 4). Mr. Gowdy is a trustee of MHPBT and the President of Zions. MHPBT and Zions’ related party transactions during the six months ended June 30, 2012 are described above. In addition, Mr. Gowdy had the following related party transactions with the Company.

i.	As per his December 12, 2011 letter agreement, Mr. Gowdy received $50,000 as compensation for transitional related consulting services from January 1, 2012 to April 30, 2012. Mr. Gowdy’s formal service contract with the Company ended April 30, 2012. The Company may continue to use Mr. Gowdy for consulting services as needed in the future which consulting services will be billed at an hourly rate.

ii.	In May 2012, Mr. Gowdy voluntarily agreed to return to the Company, 250,000 shares of the Company’s common stock valued at $62,500 or $0.25 per share, to offset a portion of the independent audit fees recently incurred to complete the 2010 audit of Freedom which was required by Rule 8-04 of Regulation S-X of the Exchange Act. The shares were returned to the Company as treasury shares and subsequently cancelled.

C.	Glenn G. MacNeil, an Officer and Director of the Company

MacKov Investments Limited (“MacKov”), a company which is a Canadian controlled private corporation in which Glenn G. MacNeil, an officer and Director of the Company, and his spouse have 100% of the ownership interests has had related party transactions with the Company. As of June 30, 2012, MacKov has working interests in oil and gas properties that the Company controls which include the following: (i) MacKov owns a 0.50% working interest in the deep zones and a 0.25% working interest in the shallow zones of the Fountain Green Project which was purchased from the Company prior to Mr. MacNeil becoming the CFO and a Director of the Company on the same terms as other independent third party transactions; (ii) MacKov owns a 3.25% BPO and a 2.75% APO working interest in the Liberty #1 Well and Liberty Project of which a 2.25% BPO and a 1.75% APO were purchased from third parties in 2009 through 2011 prior to Mr. MacNeil becoming CFO and a Director; a 0.50% BPO and a 0.50% APO were purchased from the Company prior to Mr. MacNeil becoming the CFO and a Director on the same terms as other independent third party transactions in 2010; and a 0.50% BPO and a 0.50% APO were purchased from the Company in December 2011 on the same terms as other independent third party transactions as previously disclosed in 2011. In addition, MacKov owns a 1.00% ORRI in the Liberty #1 Well and Liberty Project which was purchased from a third party in 2010 and 2011; (iii) MacKov owns a 5.00% working interest in the Koelsch Field of which a 3.5% working interest was purchased from the Company in December 2011 on the same terms as other independent third party transactions as previously disclosed and a 1.5% working interest was purchased from the Company in February 2012 on the same terms as other independent third party transactions as disclosed in Note 7(C)(i) below; and (iv) MacKov owns ORRI ranging from 0.25% to 2.25% on certain Kansas leases which were purchased from the Company in March 2011 prior to Mr. MacNeil becoming the CFO and a Director. For the six months ended June 30, 2012, MacKov has received $5,116 in royalties relating to ORRI and oil sales from working interest from the Kansas leases including the Koelsch Field. As of June 30, 2012 the Liberty Project and Fountain Green Project remain undeveloped and no revenues have been generated from these properties. The following related party transactions occurred with MacKov during the six months ended June 30, 2012:

i.	In February 2012, the Company sold a 1.50% working interest in the Koelsch Field, including the requirement to participate in the Koelsch #25-1 Well, for cash of $4,545 to MacKov. This purchase was made on the same terms as other Company independent third party transactions that were completed in December 2011.

RICHFIELD OIL & GAS COMPANY

Formerly Hewitt Petroleum, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

ii.	In February 2012, the Company sold a 0.50% working interest in the Moroni #1-AXZH Well and the 320 acres leasehold for cash of $38,781 to MacKov. This purchase was made on the same terms as other Company independent third party transactions that were completed in December 2011 and January 2012.

iii.	From January 1, 2012 to June 30, 2012, MacKov’s billings for fees for services to the Company totaled $69,000, which have been paid.

iv.	On June 30, 2012, MacKov settled the $254,909 note payable with the Company (plus accrued interest for $287,712) for consideration consisting of cash and the exercise of 71,929 warrants at $11,509 or $0.16 per share.

v.	On June 30, 2012, in connection with the Company’s sale of its interest in the Moroni #1-AXZH Well and the surrounding 320 acres to Skyline Oil, MacKov sold its 0.50% working interest in the Moroni #1-AXZH Well and the surrounding 320 acres to Skyline Oil for the sum of $54,231.

The Company has a due to related party payable to MacKov in the amounts of $0 and $245,740 at June 30, 2012 and December 31, 2011, respectively. The December 31, 2011 balance of $245,740 consisted of $43,307 outstanding fees and unreimbursed travel allowances and a $254,909 note payable, net of debt discount of $52,476.

D.	Joseph P. Tate, a Director of the Company

Joseph P. Tate became a Director of the Company effective March 31, 2012. As of June 30, 2012, Mr. Tate is a beneficial landowner of two oil and gas leases totaling 1,816 acres within the Fountain Green Project which the Company controls and negotiated lease terms with Mr. Tate prior to him becoming a Director. Mr. Tate received $383,200 as compensation for these five year leases through the issuance of 1,532,800 shares of common stock of the Company valued at $0.25 per share. In addition to this compensation, Mr. Tate is entitled to the 12.50% landowner royalty-interest revenues related to hydrocarbons produced by the Company on these oil and gas leases. During the six months ended June 30, 2012, no landowner royalty interest revenues were earned by Mr. Tate from these undeveloped new Fountain Green Project leases. Also prior to Mr. Tate becoming a Director, he negotiated a settlement of $100,000 debt owed to him by the Company to include $18,000 of interest for the period of the debt outstanding which was settled through the issuance of 472,000 shares of common stock valued at $0.25 per share.

All related party transactions have been reviewed and approved by a majority vote of our Board of Directors and were completed on the same terms and conditions as other independent third party transactions. With respect to transactions in which the related party is also a member of our Board of Directors, such Directors abstained from voting to approve the transactions.

RICHFIELD OIL & GAS COMPANY

Formerly Hewitt Petroleum, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 8     NOTES PAYABLE

Notes Payable consists of the following notes:

	June 30,	December 31,
	2012	2011
Note Payable, interest at 12% per annum, due June 2012, secured by 5% working interest in certain Fountain Green Project Leases.	$-	$1,080,000

Note Payable, interest at 10% per annum, monthly payments of $7,500, due October 2013, secured by a 5% working interest in certain Fountain Green Project Leases.	750,000	-

Note Payable, interest at 18% per annum, due on demand, secured by Mai, Johnson and Gorham, Kansas Leases.	-	90,000

Note Payable, interest at 10% per annum, monthly payments of $3,200, due June 2014, unsecured.	367,500	-

Note Payable, to Land Rover Capital Group, interest at 7.5% per annum, monthly payments of $1,949, due January 2014, secured by vehicle.	33,469	43,650

Note Payable, interest at 10% per annum, due June 2012, unsecured.	-	248,000

Note Payable, interest at 10% per annum, monthly payments of $15,000, due June 2014, secured by 10% working interest in certain Fountain Green Project Leases.	768,863	700,000

Note Payable, for $152,514 with interest at 2.0% monthly, due April 2012, unsecured - net of discount.	-	121,694

Note Payable, interest at 10% per annum, monthly payments of $5,000, due June 2014, unsecured	120,076	-

Note Payable, interest at 0% per annum, monthly payments of $1,500, due May 2013, unsecured	15,976	24,296

Note Payable, interest at 8% per annum, monthly payments of $10,000, due December 2013, unsecured	169,958	-

Total Notes Payable	2,225,842	2,307,640
Less: Current Portion (includes demand notes)	(323,591)	(2,277,497)
Long-Term Portion	$1,902,251	$30,143

RICHFIELD OIL & GAS COMPANY

Formerly Hewitt Petroleum, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 9     CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consists of the following:

	June 30,	December 31,
	2012	2011
Note Payable interest at 8% per annum, due June 2012, convertible into common shares of the Company, at a conversion rate of $0.25 per common share, unsecured	$-	$367,500

Note Payable interest at 12% per annum, due on demand, convertible into common shares of the Company at a conversion rate of $0.25 per common share, unsecured.	52,560	52,560

Note Payable interest at 10% per annum, due on demand, convertible into common shares of the Company at a conversion rate of $0.25 per common share, secured by certain Kansas Leases and 10% working interest in certain Fountain Green Project Leases	1,300,000	1,300,000

Note Payable interest at 10% per annum, due June 2012, convertible into common shares of the Company at a conversion rate of $0.25 per common share, unsecured.	-	100,000

Note Payable interest at 5% per annum, due on demand, convertible into common shares of the Company at a conversion rate of CAD $0.16 (which was USD $0.167 at the time of loan) per common share, unsecured.	-	50,000

Note Payable interest at 5% per annum, due on demand, convertible into common shares of the Company at a conversion rate of CAD $0.16 (which was USD $0.167 at the time of loan) per common share, unsecured.	100,000	50,000

Note Payable interest at 0% per annum, due on demand, convertible into common shares of the Company at a conversion rate of $0.22 per common share, unsecured.	-	25,000

Total Convertible Notes Payable	1,452,560	1,945,060
Less: Current Portion (includes demand notes)	1,452,560	1,945,060
Long-Term Portion	$-	$-

NOTE 10     WARRANTS TO PURCHASE COMMON STOCK

The Company accounts for stock-based compensation under the provisions of FASB ASC 718. This standard requires the Company to record an expense associated with the fair value of stock-based compensation.  The Company uses the Black-Scholes option valuation model to calculate the fair value of stock-based compensation at the date of grant.  Warrant pricing models require the input of highly subjective assumptions, including the expected price volatility.  For warrants granted in 2012, the Company used a variety of comparable and peer companies to determine the expected volatility.  The Company believes the use of peer company data fairly represents the expected volatility it would experience if the Company was publicly traded in the oil and gas industry over the contractual term of the warrants. Changes in these assumptions can materially affect the fair value estimate.  The total fair value of the warrants issued for services is recognized as an expense over the vesting period. The total fair value of the warrants issued to debt holders is recognized as an expense over the term of debt.  There were warrants to purchase 28,991,821 shares of common stock exercisable as of June 30, 2012 at $0.16 to $1.25 per share that expire at various times between October 20, 2012 and June 14, 2015.

RICHFIELD OIL & GAS COMPANY

Formerly Hewitt Petroleum, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Warrants to Purchase Common Stock Granted in 2012

During the six months ended June 30, 2012, the Company granted warrants to purchase 16,366,875 shares of common stock.

Warrants totaling 9,338,000 shares of common stock were granted in conjunction with the issuance of notes payable, certain consulting agreements and oil and gas property sold by the Company. The fair values of these warrants were calculated using the Black-Scholes valuation model based on factors present at the time the warrants were granted. Of these, 2,838,000 warrants were fully vested at the time of grant and 6,500,000 warrants will vest over time through June 2014. All of these warrants remained outstanding as of June 30, 2012.  The Company has determined the fair value of the warrants granted to be $701,757 of which $348,290 was expensed on the date of grant and $353,460 will be expensed in future periods.

The following assumptions were used in calculating the fair value of the warrants granted using the Black-Scholes model:

Fair market value	$0.246
Exercise price	$0.594

Risk free rates	0.34%
Dividend yield	0.00%
Expected volatility	73.08%
Contractual term	2.91 Years

 The weighted-average fair market value at the date of grant for warrants granted are as follows:

Fair value per warrant	$0.0752
Total warrants granted	9,338,000
Total fair value of warrants granted	$701,757

In addition to the above, warrants totaling 7,028,875 shares of common stock were granted in conjunction with private placements of common stock for cash proceeds (see Note 6) and in exchange for the conversion of a $100,000 convertible note payable, of which 1,171,875 have an exercise price of $0.25 that expires one year from the date of grant; 2,000 have an exercisable price of $0.40 that expires one year from the date of grant; and 5,855,000 have an exercisable price of $0.50 that expires three years from the date of grant.

The total outstanding warrants for the six months ended June 30, 2012 is as follows:

			Weighted-
			Average
		Weighted-	Remainder
		Average	Contractual
	Warrants	Exercise Price	Term in Years

Warrants outstanding as of December 31, 2011	12,696,875	$0.22	0.96
Granted	16,366,875	0.54	2.81
Exercised	(71,929)	(0.16)	-
Forfeited/Expired	-	-	-
Warrants outstanding as of June 30, 2012	28,991,821	$0.40	1.67

RICHFIELD OIL & GAS COMPANY

Formerly Hewitt Petroleum, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 11      ASSET RETIREMENT OBLIGATIONS

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

The following table summarizes the Company’s asset retirement obligation transactions recorded in accordance with the provisions of FASB ASC 410 during the six months ended June 30, 2012 and the year ended December 31, 2011:

	June 30,	December 31,
	2012	2011
Beginning asset retirement obligation	$350,243	$348,742
Liabilities incurred for new wells placed into production	10,187	106,507
Liabilities decreased for wells sold or plugged	(14,409)	(109,620)
Accretion of discount on asset retirement obligations	1,970	4,614
Ending asset retirement obligations	$347,991	$350,243

NOTE 12    CAPITAL LEASE OBLIGATION

The Company leases well equipment under a capital lease agreement.  The term of the capital lease is for 5 years, bears interest at 9.0%, with monthly payments of $3,200 per month with the final payment due on May 20, 2013.  As of June 30, 2012 and December 31, 2011, the remaining capital lease obligation was $33,885 and $51,227, respectively.

As of June 30, 2012 and December 31, 2011, well equipment acquired under capital leases totaled $154,155 and accumulated depreciation was $95,429 and $84,418, respectively.

NOTE 13     OPERATING LEASES

The Company leases office space in Salt Lake City, Utah (“Premises Lease”) which consists of approximately 3,903 square feet.  The Company has a prepaid security deposit of $8,954.  The Company entered into a one-year lease agreement effective as of September 1, 2011. The current lease contains an option to renew annually for two additional years. As of June 30, 2012 the Company renewed the Premises Lease for an additional year effective September 1, 2012 with an annualized lease obligation of $110,167. For the six months ended June 30, 2012 and 2011, the Premises Lease payments were $53,735 and $24,729, respectively. Beginning September 1, 2011, the Company’s annualized lease obligation was $107,470, or $8,956 per month. The option to renew for the period September 1, 2013 to August 31, 2014 is an annualized obligation of $112,902.

The Company leases a printer, copier and fax machine. The term of the lease is for 37 months commencing March 23, 2010.  The monthly lease payment is $255. For the six months ended June 30, 2012 and 2011, the lease payments were $1,530 for both periods.

RICHFIELD OIL & GAS COMPANY

Formerly Hewitt Petroleum, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 14 LEGAL PROCEEDINGS

TX Holdings, Inc. v. Hewitt Energy Group LLC

On January 10, 2012, TX Holdings, Inc. (“TX Holdings”) filed an amended complaint against HEGLLC, a predecessor of the Company, Douglas C. Hewitt, Sr., Dexter & Dexter Attorneys at Law, P.C. and Michael Cederstrom in the United States District Court for the District of Utah (the “Utah Action”). The complaint arises out of a claimed agreement between HEGLLC and TX Holdings (the “Perth Sale Agreement”) pursuant to which HEGLLC agreed to sell to TX Holdings an interest in the Perth Project located in Kansas (the “Perth Interest”). TX Holdings’ complaint alleges certain causes of action, including, among others, unjust enrichment, breach of contract and breach of fiduciary duty. The complaint alleges that HEGLLC breached the Perth Sale Agreement by failing to deliver the Perth Interest to TX Holdings. TX Holdings seeks the Perth Interest and an unspecified amount of damages from the named parties. The Company does not believe it is obligated to deliver the Perth Interest to TX Holdings because it is the Company’s belief that TX Holdings breached the Perth Sale Agreement by, among other things, failing to pay the purchase price. A similar complaint was filed by TX Holdings in February 2010 in Florida State Court in the District of Miami, Dade County (the “Florida Action”). On July 5, 2011, the Florida court dismissed the claims against HEGLLC and Douglas C. Hewitt, Sr. in the Florida Action for lack of personal jurisdiction. TX Holdings appealed the decision dismissing the claims against HEGLLC and Douglas C. Hewitt, Sr. However, on April 24, 2012 TX Holdings filed a voluntary dismissal of that appeal. As a result of that voluntary dismissal, the only action by TX Holdings against HEGLLC and Douglas C. Hewitt, Sr. is the Utah Action. TX Holdings has now agreed to dismiss the Utah Action, with prejudice, and the parties are preparing appropriate documentation to submit to the court to effectuate the dismissal of that case.

Nostra Terra Oil & Gas Company v. Richfield Oil & Gas Company

On February 1, 2012, Nostra Terra Oil & Gas Company (“NTOG”) filed an action against the Company, HPI, HEGINC, and HEGLLC in the Twenty-Third Judicial District Court of Russell County, Kansas. The complaint alleges that the Company defaulted on its repayment obligations under a note and security agreement, dated April 13, 2011, in the principal amount of $1.3 million and accrued interest at 10% per annum. The complaint seeks foreclosure on two of the Company’s property leases located in Kansas. The note was due on January 31, 2012. On January 31, 2012, the Company requested the loan payoff and documents relating to the release of collateral from NTOG’s representatives. The Company followed up on this request with a written request on February 1, 2012. On or about March 19, 2012, the Company filed an answer to the Complaint and a Cross-Complaint against NTOG for tortious interference with business. The trial in this matter has been continued from July 2012 until September 2012. The Company intends to vigorously defend against this foreclosure action and repay any amount that is ultimately determined to be outstanding.

The obligations due and owing under this note and security agreement are fully accounted for in the Company’s financial statements.

Threatened Claim by Former Officer and Director of Freedom

A former officer and director of Freedom (the “Freedom Officer and Director”) previously alleged certain claims against the Company in the amount of approximately $321,000. The Company settled this matter on April 6, 2012 by paying the Freedom Officer and Director the sum of $13,135 (the “Settlement Amount”) in exchange for a release of all claims by the Freedom Officer and Director. Of the Settlement Amount, $12,500 was previously accrued in 2011. The remaining $635 was expensed in the six months ended June 30, 2012.

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

RICHFIELD OIL & GAS COMPANY

Formerly Hewitt Petroleum, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 15     SUBSEQUENT EVENTS

In July 2012, the Company issued 100,000 shares of common stock to an existing investor for cash of $25,000 or $0.25 per share. In addition, the Company granted warrants to purchase up to 100,000 shares of common stock with an exercise price of $0.50 per share, which expire on July 15, 2015.

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

Forward-Looking Statements

This report may contain forward-looking statements. These statements include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. These forward-looking statements address matters that involve risks and uncertainties.  Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements.  We believe that these factors include but are not limited to the following:

•	questions on the part of our auditors regarding our ability to continue as a going concern;
•	our limited operating history and negative operating cash flows;
•	our substantial capital requirements that, if not met, may hinder our growth and operations;
•	loss of our directors or key management and technical personnel or our ability to attract and retain experienced technical personnel;

•	our ability to acquire or develop additional reserves;
•	our dependence on drilling partners for successful development and exploitation of certain oil properties in which we hold an interest;
•	lack of insurance against all of the operating hazards to which our business is exposed;
•	title claims to which our properties may be subject;
•	our exposure to third party credit risk and defaults by third parties;
•	our issuance of additional indebtedness in the future;
•	our ability to realize anticipated benefits of acquisitions and dispositions;
•	our ability to adequately manage growth;
•	unforeseen economic events and the state of the global economy;
•	concentration of our producing properties in two major geographic areas;
•	our election, as an emerging growth company, to delay the adoption of new or revised accounting standards;
•	uncertainties involved in drilling for and producing oil and gas;
•	market conditions or operational impediments that may hinder our access to oil and gas markets or delay production;
•	the effect of the market price of oil and gas on our profitability and cash flow;
•	shortages of rigs, equipment, supplies and personnel and any resulting delays in our production;
•	uncertainty relating to estimates of our possible reserves and proven reserves;
•	complex laws and regulations, including environmental regulations, that can materially increase the cost, manner and feasibility of doing business;
•	intense competition in the oil and gas industry;
•	delays in business operations that could reduce cash flows and subject us to credit risk;
•	recently proposed legislation relating to changes in income taxation of independent producers;
•	seasonal weather conditions and other factors affecting our drilling operations;
•	proposals to increase U.S. federal income taxation of independent producers;

•	proposed legislation related to climate changes and global warming;
•	loss of leases or increases in lease renewal costs due to failure to drill acreage prior to lease expiration; and
•	alternatives to and changing demand for petroleum products.

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

Business Overview

We are an oil and gas exploration and production company with ten projects in Utah, Kansas, Oklahoma and Wyoming. We are currently producing oil from four projects in Kansas. We are currently completing one well in Juab County, Utah which we refer to as the “Liberty #1 Well,” and is in the completion stage of development. The focus of our business is acquiring, retrofitting, and operating or selling oil and gas production. We have two strategic directions:

a)	We used our research technology to identify properties in Kansas that were initially developed between the 1920s and 1950s. We identified significant oil and gas reserves from these early exploration properties, which were previously underdeveloped due to inefficient and antiquated exploration and production methods and low commodity prices. In most cases these wells were developed and left fallow by major oil and gas companies. Using current technology and methodologies, we successfully developed both production and proved reserves within these fields and others, and we intend to continue to develop our Kansas properties, where we are participating in approximately 3,000 acres.

b)	We have conducted a limited amount of exploration for oil and gas reserves in the Central Utah Overthrust region, where we are participating in over 30,000 acres, of these, we are currently the operator of approximately 10,000 acres. We lease or own 100% of the mineral rights on these properties. We intend to conduct drilling operations on some of our Utah properties, and to conduct additional exploration activities.

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

Production History

The following table presents information about our produced oil volumes during the three months and six months ended June 30, 2012 compared to the three months and six months ended June 30, 2011.  We did not produce natural gas during either of the three months or six months ended June 30, 2012 or 2011. As of June 30, 2012, we were selling oil from a total of 12 gross wells (10.7 net wells), compared to 11 gross wells (10.5 net wells) at June 30, 2011.  All data presented below is derived from accrued revenue and production volumes for the relevant period indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net Production:
Oil (Bbl)	2,885	1,343	4,923	3,906
Natural Gas (Mcf)	-	-	-	-
Barrel of Oil Equivalent (Boe)	2,885	1,343	4,923	3,906

Average Sales Prices:
Oil (Bbl)	$79.39	$102.42	$91.18	$100.88

Average Production Costs:
Oil (per Bbl)	$42.50	$385.61	$74.35	$155.36

 Depletion of Oil and Gas Properties

Our depletion expense is driven by many factors, including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs.  The following table presents our depletion expenses per barrel of oil for the three months and six months ended June 30, 2012 compared to the three months and six months ended June 30, 2011.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Depletion of Oil	$9.61	$9.61	$9.61	$9.61

Results of Operations

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

The following presents an overview of our results of operations for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

As of June 30, 2012, we had established oil production from 12 gross (10.7 net) wells in which we hold working interests compared to 11 gross (10.5 net) wells which had established production as of June 30, 2011. Our net oil production for the three months ended June 30, 2012 averaged approximately 32 Bopd compared to approximately 15 Bopd for the three months ended June 30, 2011. We had no natural gas production during the three months ended June 30, 2012 and 2011. The increase in production in 2012 over 2011 is primarily due to the new well added in the Koelsch project resulting in an increase of an average of 14 Bopd.

Our revenues from oil sales increased for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 by 66.5% or $91,493 from $137,544 for the three months ended June 30, 2011 to $229,037 for the three months ended June 30, 2012.  The increase in revenue is due to an increase of 1,542 barrels of net oil produced, or $122,419, offset by a decrease in our average realized crude oil prices of $23.03 Bopd or $30,926 for the 2012 period.

We realized a net loss of $864,906 (representing a net loss of approximately $(0.01) per basic and diluted share of common stock) for the three months ended June 30, 2012 compared to a net loss of $1,819,067 (representing a net loss of approximately $(0.01) per basic and diluted share of common stock) for the three months ended June 30, 2011.  The decrease in net loss of $954,161 was primarily due to a decrease in our operating expenses offset by a lower gain on settlement of liabilities. The loss per share for the three months ended June 30, 2012 decreased compared to the same period 2011 due to an increase in our shares of common stock outstanding and a decrease in our net loss.

Total operating expenses decreased 58.1% or $1,331,029 from $2,324,981 for the three months ended June 30, 2011 to $973,953 for the three months ended June 30, 2012.  The decrease in operating expenses was due primarily to a decrease in general and administrative expenses and production expenses partially offset with an increase in gain on sale of assets.

General and administrative expenses decreased 32.4% or $543,493 from $1,678,428 for the three months ended June 30, 2011 to $1,134,933 for the three months ended June 30, 2012. The decrease is primarily attributable to a $528,663 decrease in stock based compensation and related payroll taxes of consultants, employees and directors of the Company and a $170,380 decrease in engineering, accounting, audit and legal fees from the costs associated with the Company’s initial plans to go public in Canada in 2011, both of which are offset by a $56,879 increase in bad debt expense, and a $98,669 increase in other expenses.

Production expenses decreased 76.3% or $395,280 to $122,598 or $42.50 per barrel of oil (Bbl) for the three months ended June 30, 2102 from $517,879 or $385.61 Bbl for the three months ended June 30, 2011. During the three months ended June 30, 2011, the increased production expenses associated with the Kansas properties was caused by general maintenance on wells, including work required by the Kansas Corporation Commission (“KCC”).

During the three months ended June 30, 2012, we incurred production taxes of $8,380 compared to $8,254 during the three months ended June 30, 2011. The increase in production taxes was due to the increase in oil sales revenue offset by the decrease in the average effective tax rates in the counties where the oil was produced in 2012.

Exploration expenses increased 36.1% or $13,881 from $38,404 for the three months ended June 30, 2011 to $52,285 for the three months ended June 30, 2012. This increase is mainly due to an increase in delay rentals that were incurred in 2012.

Lease expiration expenses decreased 99.6% or $40,950 from $41,123 for the three months ended June 30, 2011 to $173 for the three months ended June 30, 2012. This decrease is due to extending all but one of the leases that were up for renewal in the three month period ended June 30, 2012.

We recorded depletion, depreciation, amortization and accretion of $61,208 during the three months ended June 30, 2012 compared to depletion, depreciation, amortization and accretion of $40,893 during the three months ended June 30, 2011.  The $20,315 or 49.7% increase in depletion, depreciation, amortization and accretion was primarily due to the increase in well related equipment purchased in the past 12 months that are now being depreciated. Depletion expense for the three months ended June 30, 2012 and 2011 was $9.61 per barrel produced.

The gain on sale of assets for the three months ended June 30, 2012 was $405,624 compared to $0 for the three months ended June 30, 2011. In the three months ended June 30, 2012, the gain was mainly due to selling a 21% working interest in the Prescott Lease and a 5% carried interest in the Perth Project to unaffiliated investors (see Note 5).

The gain on the settlement of liabilities decreased 96.9% or $543,994 to $17,164 during the three months ended June 30, 2012 from $561,158 during the three months ended June 30, 2011. This decrease is due to a one time gain in 2011 created as a result of settling disputed amounts of trade and other payables for lower than carrying values.

The remaining other income and expenses decreased from a $192,788 net interest expense for the three months ended June 30, 2011 to a $136,754 net interest expense for the three months ended June 30, 2012. The net interest expense decrease relates to a decrease of interest and finance charges of $28,573 and an increase in interest income of $27,461 assessed on past due accounts.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

The following presents an overview of our results of operations for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

As of June 30, 2012, we had established oil production from 12 gross (10.7 net) wells in which we hold working interests compared to 11 gross (10.5 net) wells which had established production as of June 30, 2011. Our net oil production for the six months ended June 30, 2012 averaged approximately 27 Bopd compared to approximately 22 Bopd for the six months ended June 30, 2011. We had no natural gas production during the six months ended June 30, 2012 and 2011. The increase in production in 2012 over 2011 is primarily due to the new well added in the Koelsch project resulting in an increase of an average of 7 Bopd, partially offset by a decrease in production due to a sale in the first quarter of 2011 or our working interest in the Chase Silica Field.

Our revenues from oil sales increased for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.  Revenues increased by $54,856 from $394,042 for the six months ended June 30, 2011 to $448,898 for the six months ended June 30, 2012.  The increase in revenue is due to an increase of 1,017 barrels of net oil produced, or $92,730, during the 2012 period and a decrease in our average realized crude oil prices of $9.70 per Bopd or $37,874 for the 2012 period.

We realized a net loss of $2,916,985 (representing a net loss of approximately $(0.01) per basic and diluted share of common stock) for the six months ended June 30, 2012 compared to a net loss of $3,139,575 (representing a net loss of approximately $(0.02) per basic and diluted share of common stock) for the six months ended June 30, 2011.  The decrease in net loss of $222,590 was primarily due to a decrease in our operating expenses offset by an increase in interest and finance expenses and a lower gain on settlement of liabilities. The decrease in the loss per share for the six months ended June 30, 2012 compared to the same period 2011 was due to an increase in our shares of common stock outstanding and a decrease in our net loss.

Total operating expenses decreased 20.6% or $784,098 from $3,812,830 for the six months ended June 30, 2011 to $3,028,732 for the six months ended June 30, 2012.  The decrease in operating expenses was due primarily to a decrease in general and administrative, production, and lease exploration expenses offset by an increase in gain on sale of assets.

General and administrative expenses decreased 4.7% or $140,637 from $3,004,844 for the six months ended June 30, 2011 to $2,864,207 for the six months ended June 30, 2012. The decrease is primarily attributable to a $102,649 decrease in stock based compensation and related payroll taxes of consultants, employees and directors of the Company, against the comparable period; a $361,016 decrease in other expenses due to a one time stock issuance penalty awarded to certain shareholders during the six months ended June 30, 2011, offset by a $59,675 increase in engineering, audit and legal fees associated with the preparation of the Form 10 registration with the United States Securities and Exchange Commission (the “SEC”); a $192,332 increase in bad debt allowance, and a $71,021 increase in all other expenses.

Production expenses decreased 39.7% or $240,824 to $366,015 or $74.35 per barrel of oil (Bbl) for the six months ended June 30, 2102 from $606,839 or $155.36 Bbl for the six months ended June 30, 2011. The decrease in production expenses is associated with the significant production costs we incurred for the six months ended June 20, 2011 on the Kansas properties that was caused by general maintenance on wells, including work required by the Kansas Corporation Commission (“KCC”), partially offset by increased field operating expenses related to our Perth project due to removal, repair, and reinstallation of a submersible pump for the six months ended June 30, 2012.

During the six months ended June 30, 2012, we incurred production taxes of $16,154 compared to $24,200 during the six months ended June 30, 2011. This 33.2% or $8,046 decrease in production taxes was due to the increase in oil sales revenue offset by the decrease in the average effective tax rates in the counties where the oil was produced in 2012.

Exploration expenses increased 17.6% or $12,040 from $68,359 for the six months ended June 30, 2011 to $80,399 for the six months ended June 30, 2012. This increase is mainly due to costs associated with increased working ownership interest in our oil and gas properties including the Freedom Acquisition (see Note 4), higher geological and geophysical costs associated with the Company’s increased work on our undeveloped Utah projects and an increase in delay rentals that were incurred in 2012.

Lease expiration expenses decreased 87.5% or $99,126 from $113,296 for the three months ended June 30, 2011 to $14,170 for the three months ended June 30, 2012. This decrease is due to extending most all of the leases that were up for renewal in the six month period ended June 30, 2012.

We recorded depletion, depreciation, amortization and accretion of $113,682 during the six months ended June 30, 2012 compared to depletion, depreciation, amortization and accretion of $85,706 during the six months ended June 30, 2011.  The $27,976 or 32.6% increase in depletion, depreciation, amortization and accretion was primarily due to the increase in well related equipment purchased in the past 12 months that are now being depreciated. Depletion expense for the six months ended June 30, 2012 and 2011 was $9.61 per barrel produced.

The gain on sale of assets increased from $90,414 for the six months ended June 30, 2011 to $425,895 for the six months ended June 30, 2012. This increase of 371.0% or $335,481 is due mainly to selling a 21% working interest in the Prescott Lease and a 5% carried interest in the Perth Project to unaffiliated investors (see Note 5).

The gain on the settlement of liabilities decreased 96.7% or $505,679 to $17,199 during the six months ended June 30, 2012 from $522,878 during the six months ended June 30, 2011. This decrease is due to a one time gain in 2011 created as a result of settling disputed amounts of trade and other payables for lower than carrying values.

The remaining other income and expenses increased from a $249,682 net interest expense for the six months ended June 30, 2011 to a $353,950 net interest expense for the six months ended June 30, 2012. The $104,268 increase relates to an increase in interest and finances charges of $156,575 from $249,682 for the six months ended June 30, 2011 to $406,257 for the six months ended June 30, 2012. This increase is the result of our higher interest rates charged on the Company’s debt and interest on the debt assumed on the Freedom Acquisition during the six months ended June 30, 2012. This increase in interest expense is offset by a $52,307 increase in interest income assessed on past due accounts receivable balances.

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

The following table summarizes our total current assets, total current liabilities and working capital deficiency as of June 30, 2012:

Current assets	$1,420,856
Current liabilities	$3,777,379
Working capital deficiency	$(2,356,523)

 Satisfaction of our cash obligations for the next 12 months and our ability to continue as a going concern

We need additional funding to continue as a going concern and to execute our business plan. Although we hope to generate cash from our operations and become profitable in the future, we will continue to depend on cash provided by equity financings and debt financings and/or credit facilities, and the possible sale of working interest in our properties. In the event we cannot obtain the necessary capital to pursue our plans, we may have to cease or significantly curtail our operations, including our plans to acquire additional acreage positions and development activities. Our ability to raise additional capital is critical to our ability to continue to operate our business.

Since our inception, we have financed our cash flow requirements through the issuance of common stock, short and long-term borrowings and selling working interests in our oil and gas properties for cash and services. As we expand operational activities, we expect to continue to experience net negative cash flows from operations, pending the receipt of oil and gas sales or development fees. As a result, we will need to obtain additional financing to fund our operations. We intend to seek financing from time to time to provide working capital.

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

We are not currently generating significant revenues, and our cash and cash equivalents will continue to be depleted by our ongoing development efforts as well as our general and administrative expenses. Until we are in a position to generate significant revenues, we will need to continue to raise additional funds to continue operating as a going concern. We may seek this additional funding through the issuance of debt, preferred stock, equity, or a combination of these instruments. We may also seek to obtain financing through the sale of working interests in one or more of our projects. We cannot be certain that funding from any of these sources will be available on reasonable terms or at all. If we are unable to secure adequate funds on a timely basis on terms acceptable to us, we may have to cease or significantly curtail our operations including our plans to acquire additional acreage positions and development activities.

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

Jumpstart Our Business Startups Act (“JOBS Act”), adopted January 3, 2012

We qualify as an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933 (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are permitted to rely on exemptions from various reporting requirements including, but not limited to, the requirement to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes –Oxley Act of 2002, and the requirement to submit certain executive compensation matters to shareholder advisory votes such as “say on pay” and “say on frequency.”

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an emerging growth company up to the fifth anniversary of our first registered sale of common stock equity securities, or until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common stock held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (c) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission (“SEC”) rules and forms. Such controls include those designed to ensure that information for disclosure is accumulated and communicated to management, including the Chairman and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2012. Based on this evaluation, the CEO and CFO have concluded that, as of June 30, 2012, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Internal control over financial reporting

There were no changes made in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

TX Holdings, Inc. v. Hewitt Energy Group LLC

On January 10, 2012, TX Holdings, Inc. (“TX Holdings”) filed an amended complaint against HEGLLC, a predecessor of the Company, Douglas C. Hewitt Sr., Dexter & Dexter Attorneys at Law, P.C. and Michael Cederstrom in the United States District Court for the District of Utah (the “Utah Action”). The complaint arises out of a claimed agreement between HEGLLC and TX Holdings (the “Perth Sale Agreement”) pursuant to which HEGLLC agreed to sell to TX Holdings an interest in the Perth Project located in Kansas (the “Perth Interest”). TX Holdings’ complaint alleges certain causes of action, including, among others, unjust enrichment, breach of contract and breach of fiduciary duty. The complaint alleges that HEGLLC breached the Perth Sale Agreement by failing to deliver the Perth Interest to TX Holdings. TX Holdings seeks the Perth Interest and an unspecified amount of damages from the named parties. The Company does not believe it is obligated to deliver the Perth Interest to TX Holdings because it is the Company’s belief that TX Holdings breached the Perth Sale Agreement by, among other things, failing to pay the purchase price. A similar complaint was filed by TX Holdings in February 2010 in Florida State Court in the District of Miami, Dade County (the “Florida Action”). On July 5, 2011, the Florida court dismissed the claims against HEGLLC and Douglas C. Hewitt, Sr. in the Florida Action for lack of personal jurisdiction. TX Holdings appealed the decision dismissing the claims against HEGLLC and Douglas C. Hewitt, Sr. However, on April 24, 2012 TX Holdings filed a voluntary dismissal of that appeal. As a result of the voluntary dismissal, the only action by TX Holdings against HEGLLC and Douglas C. Hewitt, Sr. is the Utah Action. TX Holdings has now agreed to dismiss the Utah Action, with prejudice, and the parties are preparing appropriate documentation to submit to the court to effectuate the dismissal of that case.

Nostra Terra Oil & Gas Company v. Richfield Oil & Gas Company

On February 1, 2012, Nostra Terra Oil & Gas Company (“NTOG”) filed an action against the Company, HPI, HEGINC, and HEGLLC in the Twenty-Third Judicial District Court of Russell County, Kansas. The complaint alleges that the Company defaulted on its repayment obligations under a note and security agreement, dated April 13, 2011, in the principal amount of $1.3 million and accrued interest at 10% per annum. The complaint seeks foreclosure on two of the Company’s property leases located in Kansas. The note was due on January 31, 2012. On January 31, 2012, the Company requested the loan payoff and documents relating to the release of collateral from NTOG’s representatives. The Company followed up on this request with a written request on February 1, 2012. On or about March 19, 2012 the Company filed an answer to the Complaint and a Cross-Complaint against NTOG for tortious interference with business. The trial in this matter has been continued from July 2012 until September 2012. The Company intends to vigorously defend against this foreclosure action and repay any amount that is ultimately determined to be outstanding.

The obligations due and owing under this note and security agreement are fully accounted for in the Company’s financial statements.

Threatened Claim by Former Officer and Director of Freedom

A former officer and director of Freedom (the “Freedom Officer and Director”) previously alleged certain claims against the Company in the amount of approximately $321,000. The Company settled this matter on April 6, 2012 by paying the Freedom Officer and Director the sum of $13,135 (the “Settlement Amount”) in exchange for a release of all claims by the Freedom Officer and Director. Of the Settlement Amount, $12,500 was previously accrued in 2011. The remaining $635 was expensed in the six months ended June 30, 2012.

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

We may be exposed to third party credit risk and defaults by third parties could adversely affect us.

We are or may be exposed to third party credit risk through our contractual arrangements with our current or future joint venture partners, marketers of our petroleum production and other parties. In the event such entities fail to meet their contractual obligations to us, such failures could have a material adverse effect on us and our funds from operations.

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

We are an emerging growth company, and have elected to delay the adoption of new or revised accounting standards until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We qualify as an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are permitted to rely on exemptions from various reporting requirements including, but not limited to, the requirement to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, and the requirement to submit certain executive compensation matters to shareholder advisory votes such as “say on pay” and “say on frequency.”

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an emerging growth company up to the fifth anniversary of our first registered sale of common equity securities, or until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (c) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

During the period in which we qualify as an emerging growth company and elect to provide more limited disclosure as allowed by the JOBS Act, we cannot predict if investors will find our common stock less attractive as a result. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

In addition to the usual delays in payments by purchasers of oil and gas to us or to the operators, and the delays by operators in remitting payment to us, payments between these parties may be delayed due to restrictions imposed by lenders, accounting delays, delays in the sale of delivery of products, delays in the connection of wells to a gathering system, adjustment for prior periods, or recovery by the operator of expenses incurred in the operation of the properties. Any of these delays could reduce the amount of cash flow available for our business in a given period and expose us to additional third-party credit risks.

Changes in legislation may adversely affect our operations and our financial performance.

Independent oil and gas exploration activities and access to capital have historically been dependent to some degree on the availability of intangible drilling cost deductions under existing tax laws. There can be no assurance that income tax laws, other laws or government incentive programs relating to the oil and gas industry will not be changed in a manner which will adversely affect us. There can be no assurance that tax authorities having jurisdiction will agree with our method of calculating our income for tax purposes or that such tax authorities will not change their administrative practices to our detriment.

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

As of August 14, 2012, 285,790,590 shares of our common stock were issued and outstanding. In addition warrants to purchase 28,991,821 shares of our common stock were outstanding and notes convertible into approximately 6,009,043 shares of our common stock were outstanding. If we issue additional shares of common stock to new investors in the future, such issuance will result in dilution to each current stockholder by reducing the stockholder’s percentage ownership of the total outstanding shares of our common stock.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following summarizes all sales of our unregistered securities during the quarterly period ended June 30, 2012. The securities listed in each of the below referenced transactions were (i) issued without registration and (ii) were issued in reliance on the private offering exemptions contained in Sections 4(2), 4(5) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws as a transaction not involving a public offering. No placement or underwriting fees were paid in connection with these transactions. Proceeds from the sales of these securities were used for general working capital purposes. The securities are deemed restricted securities for purposes of the Securities Act.

Sales of Common Stock

In April 2012, the Company issued 500,000 shares of common stock to a consultant of the Company as compensation for services valued at $125,000 or $0.25 per share. The shares were fully vested on the date of grant. The entire amount of this common stock issuance was expensed in April 2012. In addition, as compensation for consulting services, the Company granted the consultant warrants to purchase up to 5,000,000 shares of common stock at five different exercise prices: $0.25, $0.50, $0.75, $1.00 and $1.25 for each 1,000,000 warrants. The warrants vest at the rate of 625,000 per quarter for two years. The warrants will expire on March 31, 2015. These warrants were valued under the Black-Scholes valuation model based on the factors present at the time the warrants were granted (see Note 10). These warrants will be expensed over the two-year vesting period.

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

In April 2012, a note holder exercised rights to convert a $25,000 convertible note payable at $0.22 per share, into 113,636 shares of the Company’s common stock.

In May 2012, the Company issued 100,000 shares of common stock to an unaffiliated investor for cash of $25,000 per $0.25 per share.

In May 2012, the Company issued 10,000 shares of common stock to an unaffiliated investor for consulting services valued at $2,500 or $0.25 per share. The shares were fully vested on the date of grant. The entire amount of this issuance was expensed in May 2012.

In May 2012, the Company issued 400,000 shares of common stock to an unaffiliated investor for cash of $100,000 or $0.25 per share.

In May 2012, the Company issued 100,000 shares of common stock to an unaffiliated investor for cash of $25,000 per $0.25 per share.

In May 2012, a note holder exercised rights to convert a $100,000 convertible note payable at $0.25 per share into 400,000 shares of the Company’s common stock.

In May 2012, Mr. Gowdy voluntarily agreed to return to the Company 250,000 shares of the Company’s common stock valued at $62,500 or $0.25 per share, to offset a portion of the independent audit fees recently incurred by the Company to complete the 2010 audit of Freedom required by Rule 8-04 of Regulation S-X of the Exchange Act. The shares were returned to the Company as treasury shares and subsequently cancelled.

In May 2012, the Company issued 40,000 shares of common stock to two consultants of the Company for services valued at $10,000 or $0.25 per share. These shares were fully vested on the date of grant. The entire amount of this issuance was expensed in May 2012.

In May 2012, the Company issued 100,000 shares of common stock to an employee of the Company, valued at $25,000 or $0.25 per share. The shares were fully vested on the date of the grant. The entire amount of this Stock award was expensed in May 2012.

In June 2012, the Company issued 400,000 shares of common stock to an unaffiliated investor for cash of $100,000 or $0.25 per share.

In June 2012, the Company issued 620,000 shares of common stock to an unaffiliated investor for cash of $155,000 or $0.25 per share.

In June 2012, the Company issued 380,000 shares of common stock to an unaffiliated investor for cash of $95,000 or $0.25 per share.

In June 2012, the Company issued 500,000 shares of common stock to a consultant of the Company as compensation for services valued at $125,000 or $0.25 per share. The shares were fully vested on the date of grant. The entire amount of this common stock issuance was expensed in June 2012. In addition, as compensation for consulting services, the Company granted the consultant warrants to purchase up to 1,500,000 shares of common stock at three different exercise prices: $0.50, $0.75 and $1.00 for each 500,000 warrants. The warrants vest at the rate of 187,500 per quarter for two years. The warrants will expire on June 14, 2015. These warrants were valued under the Black-Scholes valuation model based on the factors present at the time the warrants were granted (see Note 10). These warrants will be expensed over the two-year vesting period.

In June 2012, the Company issued 71,929 shares of common stock to MacKov, a related party, related to the exercise of warrants in settlement of interest outstanding on a note payable. The exercise price was $11,509 or $0.16 per share (see Note 7 in the Notes to the Condensed Consolidated Financial Statements).

In June 2012, the Company entered into an agreement (the “Skyline Oil Agreement”) with Skyline Oil, LLC (“Skyline Oil”), whereby the Company gave Skyline Oil (i) all of its interest in the Chad Wood Lease located in Central Utah; (ii) a 44.5% working interest in the Moroni #1-AXZH Well plus 320 surrounding acres; and (iii) a 15% working interest in 4,680 acres of the Independence Project, and in exchange Skyline Oil gave the Company (i) $1.6 million in cash; (ii) 2,000,000 shares of the Company’s common stock valued at $500,000 or $0.25 per share; and (iii) a 5% working interest in an additional 15,000 acres in a new Independence Project. The 2,000,000 shares were returned to the Company as treasury shares and were subsequently cancelled.

In June 2012, a note holder exercised its rights to convert a $250,000 convertible note payable at $0.25 per share into 1,000,000 shares of the Company’s common stock.

In June 2012, the Company issued 12,000 shares of common stock to a consultant of the Company for services valued at $3,000 or $0.25 per share. These shares were fully vested on the date of grant. The entire amount of this issuance was expensed in June 2012.

Convertible Note Issuances

In April 2012, two $50,000 convertible notes payable to two unaffiliated investors were consolidated into one $100,000 convertible note payable to one unaffiliated investor, at the request of both investors in connection with a transaction involving the purchase by one investor of the convertible note held by the other investor.

In April 2012, a note holder exercised rights to convert a $25,000 convertible note payable at $0.22 per share, into 113,636 shares of the Company’s common stock and received warrants to purchase up to 400,000 shares of common stock with an exercise price of $0.50 per share, which expire on April 17, 2012.

In May 2012, a note holder exercised rights to convert a $100,000 convertible note payable at $0.25 per share, into 400,000 shares of the Company’s common stock.

In June 2012, the Company entered into an agreement with a note holder relating to a convertible note payable in the amount of $1,080,000, pursuant to which the note holder (i) exercised its option to convert $250,000 of the outstanding note amount at $0.25 per share into 1,000,000 shares of the Company’s common stock; (ii) exchanged $80,000 of the outstanding note amount for a 5% Working Interest in the Perth Project; and (iii) exchanged the remaining outstanding note amount of $750,000 for a Note Payable at 10% interest per annum, due June 2014.

In June 2012, the Company paid $248,000 to a note holder in satisfaction of a convertible note payable, which was originally issued by the Company in January 2012.

In June 2012, the Company entered into an agreement with a note holder to refinance a convertible note payable in the amount of $367,500 into a note payable due June 2014, of like principal amount, carrying interest at a rate of 10% interest per annum, and calling for monthly payments of $3,200.

Warrant Issuances

In April 2012, as compensation for consulting services, the Company granted warrants to a consultant of the Company to purchase up to 5,000,000 shares of common stock at five different exercise prices: $0.25, $0.50, $0.75, $1.00 and $1.25 for each 1,000,000 warrants. The warrants will expire on March 31, 2015.

In April 2012, the Company granted warrants to two existing investors to purchase up to 215,000 shares of common stock with an exercise price of $0.50 per share, which expire on April 4, 2015.

In April 2012, the Company granted warrants to an existing investor to purchase up to 440,000 shares of common stock with an exercise price of $0.50 per share, which expire on April 17, 2015.

In April 2012, the Company granted warrants to an existing investor to purchase up to 100,000 shares of common stock with an exercise price of $0.50 per share, which expire on April 19, 2015.

In April 2012, the Company granted warrants to an existing investor to purchase up to 100,000 shares of common stock with an exercise price of $0.50 per share, which expire on April 21, 2015.

In May 2012, the Company granted warrants to an unaffiliated investor to purchase up to 100,000 shares of common stock with an exercise price of $0.50 per share, which expire on April 30, 2015.

In May 2012, the Company granted warrants to four unaffiliated and two affiliated investors to purchase up to 2,298,000 shares of common stock with an exercise price of $0.25 per share, which expire on May 16, 2015.

In May 2012, the Company granted warrants as compensation for services to a consultant to purchase up to 70,000 shares of common stock with an exercise price of $0.25 per share, which expire on May 21, 2015.

In May 2012, the Company granted warrants to an unaffiliated investor to purchase up to 400,000 shares of common stock with an exercise price of $0.50 per share, which expire on April 30, 2015.

In May 2012, the Company granted warrants to an unaffiliated investor to purchase up to 100,000 shares of common stock with an exercise price of $0.50 per share, which expire on May 15, 2015.

In May 2012, the Company granted warrants to an existing investor to purchase up to 400,000 shares of common stock with an exercise price of $0.50 per share, which expire on May 21, 2015.

In June 2012, the Company granted warrants as compensation for services to a consultant to purchase up to 70,000 shares of common stock with an exercise price of $0.25 per share, which expire on June 5, 2015.

In June 2012, the Company granted warrants to an unaffiliated investor to purchase up to 400,000 shares of common stock with an exercise price of $0.50 per share, which expire on June 14, 2015.

In June 2012, the Company granted warrants to an unaffiliated investor to purchase up to 620,000 shares of common stock with an exercise price of $0.50 per share, which expire on June 5, 2015.

In June 2012, the Company granted warrants to an unaffiliated investor to purchase up to 380,000 shares of common stock with an exercise price of $0.50 per share, which expire on June 5, 2015.

In June 2012, the Company granted as compensation for services to a consultant warrants to purchase up to 1,500,000 shares of common stock at three different exercise prices: $0.50, $0.75 and $1.00 for each 500,000 warrants. The warrants vest at the rate of 187,500 per quarter for two years. The warrants will expire on June 14, 2015.

ITEM 5.    OTHER INFORMATION

On June 28, 2012, the Company entered into an agreement (the “Skyline Oil Agreement”) with Skyline Oil, LLC (“Skyline Oil”), whereby the Company gave Skyline Oil (i) all of its interest in the Chad Wood Lease located in Central Utah; (ii) a 44.5% working interest in the Moroni #1-AXZH Well plus 320 surrounding acres; and (iii) a 15% working interest in 4,680 acres of the Independence Project, and in exchange Skyline Oil gave the Company (i) $1.6 million in cash; (ii) 2,000,000 shares of the Company’s common stock valued at $500,000 or $0.25 per share; and (iii) a 5% working interest in an additional 15,000 acres in a new Independence Project. The $500,000 from the return of 2,000,000 shares of common stock was treated as a return of capital and the remaining Independence Project unproved properties are now valued at $422,865. Following this transaction, the Company now owns a 5% working interest in 19,680 acres in the new Independence Project and a 5% working interest in the Moroni #1-AXZH Well plus 320 surrounding acres.

The foregoing description of the Skyline Oil Agreement is only a summary and does not purport to be complete and is qualified in its entirety by reference to the full text of the Skyline Oil Agreement, a copy of which is attached hereto as Exhibit 10.1 and is incorporated herein by reference.

ITEM 6.    EXHIBITS

The list of exhibits in the Exhibit Index to this quarterly report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RICHFIELD OIL & GAS COMPANY

Dated: August 14, 2012	By:	/s/ DOUGLAS C. HEWITT, SR.
Douglas C. Hewitt, Sr.
Chief Executive Officer

Dated: August 14, 2012	By:	/s/ GLENN G. MACNEIL
Glenn G. MacNeil.
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.1†	Letter Agreement, dated June 28, 2012, between Richfield Oil & Gas Company and Skyline Oil, LLC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	To be filed by amendment.

†	Confidential treatment has been requested for portions of this exhibit.

