Form 10-Q
period 2012-09-30
RICHFIELD OIL & GAS Co
filed 2012-11-14
CIK 1537834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes ☐     No ☒

The issuer had 28,758,363 shares of common stock outstanding as of November 14, 2012.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RICHFIELD OIL & GAS COMPANY

Formerly Hewitt Petroleum, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

September 30, 2012 and December 31, 2011

	September 30,	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$151,754	$37,157
Accounts receivables (net of allowances of $192,332 and $0)	514,587	341,568
Deposits and prepaid expenses	445,134	295,829
Other current assets	813	16,245
Total current assets	1,112,288	690,799

Properties and equipment, at cost - successful efforts method:
Proved properties, including wells and related equipment	4,963,637	3,998,069
Unproved properties	10,191,552	11,936,824
Accumulated depletion, depreciation and amortization	(862,442)	(702,982)
	14,292,747	15,231,911

Other properties and equipment	211,049	197,615
Accumulated depreciation	(179,806)	(156,565)
	31,243	41,050

Other assets	-	30,018

Total assets	$15,436,278	$15,993,778

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,499,053	$1,478,493
Accrued expenses and other payables	842,169	879,484
Current portion of notes payable	323,898	2,277,497
Current portion of convertible notes payable	1,452,560	1,945,060
Current portion of capital leases	27,929	35,479
Due to directors	-	27,934
Due to related parties	14,865	245,740
Total current liabilities	4,160,474	6,889,687

Long-term liabilities
Notes payable, net of current portion	1,817,142	30,143
Capital lease obligation, net of current portion	-	15,748
Asset retirement obligations	349,826	350,243
Series A convertible preferred stock, par value $0.001; 10% cumulative dividends; 5,000,000 shares and 0 shares authorized; and 258,000 shares and 0 shares issued and outstanding at 9/30/2012 and 12/31/2011, respectively	380,000	-
Total long-term liabilities	2,546,968	396,134

Total liabilities	$6,707,442	$7,285,821

Commitments and contingencies

Stockholders' equity
Preferred stock, par value $.001; 45,000,000 shares and 50,000,000 shares authorized; 0 shares and 0 shares issued and outstanding at 9/30/2012 and 12/31/2011, respectively	$-	$-
Common stock, par value $.001; 250,000,000 authorized; 28,624,110 shares and 27,088,744 shares issued and outstanding at 9/30/2012 and 12/31/2011, respectively	28,623	27,089
Additional paid-in capital - common stock	35,287,488	31,232,334
Accumulated deficit	(26,587,275)	(22,551,466)
Total stockholders' equity	$8,728,836	$8,707,957

Total liabilities and stockholders' equity	$15,436,278	$15,993,778

See the accompanying notes to condensed consolidated financial statements

RICHFIELD OIL & GAS COMPANY

Formerly Hewitt Petroleum, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

For the Three and Nine Months Ended September 30, 2012 and 2011

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues
Oil and natural gas sales	$217,852	$185,910	$666,750	$579,953
Other	-	-	-	6,017
Total revenues	217,852	185,910	666,750	585,970

Operating expenses
Production expenses	214,664	244,320	580,679	851,159
Production taxes	7,915	11,517	24,069	35,718
Exploration	28,239	99,258	108,638	167,617
Lease expiration	7,261	3,768	21,431	117,064
Depletion, depreciation, amortization and accretion	72,824	47,511	186,506	133,217
General and administrative expenses	778,812	4,841,290	3,643,019	7,846,134
Gain on sale of assets	(7,954)	(380)	(433,849)	(90,794)
Total expenses	1,101,761	5,247,284	4,130,493	9,060,115

Loss from operations	(883,909)	(5,061,374)	(3,463,743)	(8,474,145)

Other income (expenses)
Gain on settlement of liabilities	3,570	-	20,769	522,878
Interest and finance expenses	(238,516)	(186,301)	(644,773)	(435,983)
Interest income	31	-	52,338	-
Total other income (expenses)	(234,915)	(186,301)	(571,666)	86,895

Loss before income taxes	(1,118,824)	(5,247,675)	(4,035,409)	(8,387,250)

Income tax provision	-	-	(400)	-

Net loss	$(1,118,824)	$(5,247,675)	$(4,035,809)	$(8,387,250)

Net loss per common share - basic and diluted	$(0.04)	$(0.22)	$(0.14)	$(0.41)

Weighted average shares outstanding – basic and diluted	28,584,164	24,039,369	28,138,646	20,458,505

See the accompanying notes to condensed consolidated financial statements

RICHFIELD OIL & GAS COMPANY

Formerly Hewitt Petroleum, Inc.

Condensed Consolidated Statement of Stockholders' Equity (Unaudited)

For the Nine Months Ended September 30, 2012

	Preferred Stock			Common Stock
			Additional			Additional		Total
			Paid-In			Paid-In	Accumulated	Stockholders'
	Shares	Par	Capital	Shares	Par	Capital	Deficit	Equity

Balance - December 31, 2011	-	$-	$-	27,088,744	$27,089	$31,232,334	$(22,551,466)	$8,707,957

Issued 208,133 common stock for oil and gas properties and JIBs (valued at $2.50 per share)	-	-	-	208,133	208	520,125	-	520,333

Issued 555,200 common stock for directors', employees and consultants' compensation (valued between $01.60 and $2.50 per share)	-	-	-	555,200	555	1,378,445	-	1,379,000

Sale of 790,275 common stock and 672,888 warrants for cash (valued between $1.60 and $2.50 per share)	-	-	-	790,275	790	1,763,960	-	1,764,750

Issued 47,200 common stock as settlement of accounts payables including accrued interest (valued at $2.50 per share)	-	-	-	47,200	47	117,953	-	118,000

Issued 1,000 common stock relating to an oil and gas lease renewal (valued at $2.50 per share)	-	-	-	1,000	1	2,499	-	2,500

Issued 151,365 common stock as settlement of notes payable (valued between $2.20 and $2.50 per share)	-	-	-	151,365	151	374,849	-	375,000

Issued 7,193 common stock for related party payment of interest and exercise of warrants (warrants exercised at $1.60 per share)	-	-	-	7,193	7	11,502	-	11,509

Return of 25,000 common stock for cancellation from related party (valued at $2.50 per share)	-	-	-	(25,000)	(25)	(62,475)	-	(62,500)

Return of 200,000 common stock for cancellation from an unaffiliated investor related to the exchange of oil and gas properties in the Moroni Project (valued at $2.50 per share)	-	-	-	(200,000)	(200)	(499,800)	-	(500,000)

Issued 1,017,301 common stock warrants (see note 14)	-	-	-	-	-	448,096	-	448,096

Net loss for the nine month period	-	-	-	-	-	-	(4,035,809)	(4,035,809)

Balance - September 30, 2012	-	$-	$-	28,624,110	$28,623	$35,287,488	$(26,587,275)	$8,728,836

See the accompanying notes to condensed consolidated financial statements

RICHFIELD OIL & GAS COMPANY

Formerly Hewitt Petroleum, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2012 and 2011

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(4,035,809)	$(8,387,250)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depletion, depreciation, amortization and accretion	187,560	133,218
Gain on settlement of liabilities	(35)	(522,878)
Capitalized interest on notes payable	8,456	85,597
Amortization of pre-paid interest	83,256	38,482
Lease expirations	21,431	117,064
Gain on sale of assets	(433,849)	(90,794)
Amortization of debt discounts	221,467	-
Return of common stock to pay professional fees	(62,500)	-
Issuance of common stock for interest	58,728	69,778
Issuance of common stock and warrants for services and other expenses	1,411,010	6,999,297

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivables	(153,458)	492,313
Decrease (increase) in deposits and prepaid expenses	-	51,723
Decrease (increase) in other assets	(112,111)	(45,572)
Increase (decrease) in accounts payable	486,824	116,899
Increase (decrease) in accrued expenses and other payables	115,342	(51,482)
Increase (decrease) in due to directors	(27,934)	(19,658)
Increase (decrease) in due to related parties	(61,246)	60,021
Net cash used in operating activities	(2,292,868)	(953,242)

Cash flows from investing activities:
Cash received from acquisition of Freedom Oil & Gas , Inc.	-	1,485
Investment in oil and gas properties, including wells and related equipment	(1,344,976)	(495,628)
Investment in other properties and equipment	(13,434)	-
Proceeds from sale of assets	2,271,678	68,494
Net cash provided by (used in) investing activities	913,268	(425,649)

Cash flows from financing activities:
Proceeds from notes and convetible notes payable	100,000	496,250
Payments on notes and convertible notes payable	(649,461)	(96,639)
Proceeds from related party notes payable	50,000	101,000
Payments on related party notes payable	(304,909)	-
Payments on capital lease obligation	(23,298)	(21,299)
Proceeds from issuance of convertible preferred stock	285,000	-
Proceeds from issuance of warrants	272,115	-
Proceeds from issuance of common stock - net of iss uance costs	1,764,750	880,416
Net cash provided by financing activities	1,494,197	1,359,728

Net increase in cash and cash equivalents	114,597	(19,163)

Cash and cash equivalents - beginning of period	37,157	31,333

Cash and cash equivalents - end of period	$151,754	$12,170

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$84,758	$24,217

Non-cash financing and investing activities:
Redemption of preferred stock and payment of preferred stock dividends through issuance of common stock	$-	$233,704
Purchase of oil and gas properties and conversion of JIB receivables billed to working interest holders through issuance of common stock and warrants	$547,363	$320,500
Purchase of oil and gas properties through exchange of property and reduction of notes payable	$230,000	$5,535
Sale of oil and gas properties for return of common stock and accounts receivable	$539,277	$-
Cancellation of lease in full satisfaction of accounts payable	$180,000	$-
Payment of pre-paid expenses, payables, and notes payable through issuance of common stock	$550,000	$2,276,227
Conversion of accounts payable and other payables through issuance of note payable	$186,229	$283,824
Conversion of notes payable through issuance of convertible notes payable	$1,328,000	$-
Conversion of convertible notes payable through iss uance of notes payable	$1,117,500	$-
Retirement of treasury shares	$-	$46,015
Capitalized asset retirement obligations	$-	$89,171
Capitalized accrued interest on notes payable	$152,657	$-
Settlement of litigation through exchange of property and issuance of common stock and warrants	$-	$1,461,644
Acquisition of Freedom Oil & Gas, Inc. in exchange for common stock	$-	$5,973,819

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

Contemporaneously with RFO’s incorporation, the Company merged (the “HPI Merger”) with its predecessor company, Hewitt Petroleum, Inc., a Delaware corporation which was incorporated on May 17, 2008 (“HPI”). In connection with the HPI Merger, HPI was merged out of existence and the Company assumed all of the assets and liabilities of HPI and the Company became the parent company of HPI’s two wholly owned subsidiaries, Hewitt Energy Group, Inc., a Texas corporation (“HEGINC”), Hewitt Operating, Inc., a Utah corporation (“HOPIN”). The Plan of Merger required that all HPI common stock be exchanged on a one-for-one basis for RFO common stock and that RFO assume all of the liabilities of HPI as of the effective date of the HPI Merger. As a result, the Company’s historical financial statements are a continuation of the financial statements of HPI. In addition, effective March 31, 2011, HPI entered into a Stock Exchange Agreement with Freedom Oil & Gas, Inc., a Nevada corporation (“Freedom”), which called for the exchange of stock in HPI for all of the outstanding stock of Freedom (the “Freedom Acquisition”). Upon completion of the Freedom Acquisition, it became a wholly owned subsidiary of the Company from March 31, 2011 until June 20, 2011 when Freedom was merged into RFO with RFO being the surviving entity.

On July 27, 2012 the Company formed a new wholly owned subsidiary, HR Land Group, LLC, a Utah Limited Liability Company, (“HR Land”). HR Land’s purpose is to acquire oil and gas leases and there was no activity in this company as of September 30, 2012.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Hewitt Energy Group, Inc., a Texas corporation (“HEGINC”), Hewitt Operating, Inc., a Utah corporation (“HOPIN”), and HR Land. All significant intercompany transactions and balances have been eliminated in consolidation.

The Company has been involved in leasing, exploring and drilling in Kansas, Oklahoma, Utah and Wyoming since its formation. The Company is participating in over 33,000 acres of leasehold, seismic surveys, and numerous drilling projects in these states.  The Company uses proven technologies and drilling and production methods that are both efficient and environmentally sound.

NOTE 2     GOING CONCERN

The Company’s condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations causing negative working capital, in that current liabilities exceed current assets, and the Company has negative operating cash flows, which raise substantial doubt about the Company’s ability to continue as a going concern. The Company sustained a net loss for the nine months ended September 30, 2012 of $4,035,809 and a net loss for the year ended December 31, 2011 of $9,613,034, and has an accumulated deficit of $26,587,275 as of September 30, 2012.

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

RICHFIELD OIL & GAS COMPANY

Formerly Hewitt Petroleum, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company has been able to meet its short-term needs through loans from officers and third parties; sales of working interest in its oil and gas properties; and private placements of equity securities.  The Company may seek additional funding through sales of working interest in its oil and gas properties; the issuance of debt; preferred stock; common stock; or a combination of these items. Any proceeds received from these items could provide the needed funds for continued operations and drilling programs. The Company can provide no assurance that it will be able to obtain sufficient additional financing that it needs to develop its properties and alleviate doubt about its ability to continue as a going concern. If the Company is able to obtain sufficient additional financing proceeds, the Company cannot be certain that this additional financing will be available on acceptable terms, if at all. To the extent the Company raises additional funds by issuing equity securities, the Company’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3     SIGNIFICANT ACCOUNTING POLICIES

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The financial statements included herein were prepared from the records of the Company in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Regulation S-X and S-K. In the opinion of management, all adjustments, of a normal recurring nature that are considered necessary for a fair presentation of the interim financial information, have been included. However, operating results for the periods presented are not necessarily indicative of the results that may be expected for a full year. The Company’s Form 10 includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. Except as disclosed herein, there have been no material changes to the information disclosed in the notes to the consolidated financial statements included in the Company’s Form 10.

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

Accounts Receivable

Accounts receivable, which are primarily amounts owed by other working interest holders, are recorded at the invoiced amount and do not bear interest. The Company uses the specific identification method and routinely reviews outstanding accounts receivable balances for the likelihood of collection. The Company records a reserve for amounts not expected to be fully recovered. Actual balances are not applied against the reserve until substantially all collection efforts have been exhausted. The Company recorded and allowance for doubtful accounts of $192,332 and $0 at September 30, 2012 and December 31, 2012, respectively.

Reverse Stock Split

As more fully described in Note 17, effective October 23, 2012, the Company implemented a 1-for-10 reverse stock split of its issued and outstanding common stock. Under the guidance of FASB ASC 505-10, all common share and per common share information in the accompanying condensed consolidated financial statements and these notes to the financial statements have been retroactively restated to reflect the reverse common stock split.

RICHFIELD OIL & GAS COMPANY

Formerly Hewitt Petroleum, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) (the numerator) by the weighted-average number of common shares outstanding for the period (the denominator).  Diluted EPS is computed by dividing net income (loss) by the weighted-average number of common shares and potential common shares outstanding (if dilutive) during each period.  Potential common shares include common shares to be issued related to warrants outstanding, convertible debentures, and convertible preferred stock.  The number of potential common shares outstanding is computed using the treasury stock method.

As the Company has incurred losses for the three and nine months ended September 30, 2012 and 2011, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculations. As of September 30, 2012 and 2011, there were 3,553,591 and 1,466,665 potentially dilutive shares, respectively.

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

The tax effects from an uncertain tax position can be recognized in the consolidated financial statements only if it is more likely than not that the position will be sustained if challenged by a taxing authority. The Company has examined the tax positions taken in its tax returns and determined that there are no uncertain tax positions. As a result, the Company has recorded no uncertain tax liabilities in its consolidated balance sheet.

 Financial Instruments and Concentration of Risks

The Company’s financial instruments include cash and cash equivalents, accounts receivable and accounts payable. The carrying amount of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of their immediate or short-term maturities.

Substantially all of the Company’s accounts receivable result from oil and gas sales and joint interest billings (“JIBs”) to third parties in the oil and gas industry.  This concentration of customers and joint interest owners may impact the Company’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. As of September 30, 2012, 30% of the accounts receivable balance resulted from one entity. For the nine months ended September 30, 2012 and 2011, all of the revenues resulted from producing wells in Kansas.

Jumpstart Our Business Startups Act (“JOBS Act”), adopted January 3, 2012

The Company qualifies as an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933 (the “Securities Act”) as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, the Company is permitted to rely on exemptions from various reporting requirements including, but not limited to, the requirement to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, and the requirement to submit certain executive compensation matters to shareholder advisory votes such as “say on pay” and “say on frequency.”

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

RICHFIELD OIL & GAS COMPANY

Formerly Hewitt Petroleum, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited

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

The Company acquired 100% of all outstanding common stock of Freedom by the acquisition of 59,738,189 shares (99.83%) that the Company did not previously own in exchange for 5,973,819 shares of restricted common stock of the Company, plus 200,000 warrants for the purchase of the Company’s common stock valued at $11,977 exercisable at $2.50 per share to expire January 31, 2013.

The total purchase price of $5,995,796 was determined based upon the fair market value of $1.00 per share of common stock plus the $11,977 value for the warrants effective as of March 31, 2011. Goodwill has been recorded based on the amount by which the purchase price exceeded the fair value of the net assets acquired. The final allocation of the purchase price is as follows:

Assets Acquired:
Cash	$1,485
Receivables	164,171
Oil and gas properties	6,904,067
Other	6,750
Goodwill	75,481
Liabilities Assumed:
Current liabilities	(1,156,158)
Total	$5,995,796

Value of 200,000 New Warrants Issued on March 31, 2011	$11,977
Value of 5,973,819 New Common Stock Issued on March 31, 2011	5,973,819
Value of 10,000 Common Stock Owned Prior to March 31, 2011	10,000
Total Consideration	$5,995,796

Upon completion of the acquisition, Freedom became a wholly-owned subsidiary of the Company. On June 20, 2011, Freedom was merged into the Company with the Company being the surviving entity.

RICHFIELD OIL & GAS COMPANY

Formerly Hewitt Petroleum, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5     OIL AND NATURAL GAS PROPERTIES

Acquisitions for the nine months ended September 30, 2012

In January 2012, the Company purchased a 1.00% working interest in the Fountain Green Project located in Sanpete County, Utah from two unaffiliated investors for a value totaling $141,857 in exchange for the issuance of 50,000 shares of common stock for a value of $125,000, or $2.50 per share plus the cancelation of $16,857 of JIBs accounts receivable owed to the Company by the investors.

In January 2012, the Company purchased a 0.25% working interest in the Liberty #1 Well located in Juab County, Utah from an unaffiliated investor for a value totaling $22,307 in exchange for the issuance of 4,853 shares of common stock for a value of $12,133, or $2.50 per share plus the cancelation of $10,174 of JIBs accounts receivable owed to the Company by the investor.

In March 2012, the Company acquired leases for the Fountain Green Project located in Sanpete County, Utah from an unaffiliated investor, at that time, for a value totaling $383,200 in exchange for the issuance of 153,280 shares of common stock for a value of $383,200, or $2.50 per share. The Company capitalized $289,316 as a result of having a 75.50% working interest and the remaining balance of $93,884 was billed to the other 24.50% Fountain Green Project working interest holders. On March 31, 2012, this unaffiliated investor, Joseph P. Tate, became a Director of the Company.

In June 2012, the Company acquired an additional 10.00% working interest in the Perth Project located in Sumner County, Kansas, whereby the Company’s working interest will increase from 75.00% to 85.00% upon the completion of a certain work plan in the Perth Project. The acquisition was from three unaffiliated investors in exchange for an agreement to provide the investors with an aggregate 15.00% total carried interest in the work plan that includes drilling one new well, three well recompletions, and work on a salt water disposal well. The work plan is scheduled to be implemented in the fourth quarter of 2012. As part of the consideration for this transaction, one of the 5.00% carried interest investors also agreed to reduce his note payable by $80,000 and exchanged a 50.00% working interest in a salt water disposal well that was valued at $150,000.

Divestitures for the nine months ended September 30, 2012

In January, February and March 2012, the Company sold a 2.50% working interest in the Moroni #1-AXZH Well and the 320 acres leasehold for cash of $193,903 to an unaffiliated investor and two related parties (See Note 15).

In February and March 2012, the Company sold a 5.50% working interest in the Koelsch Field, including the requirement to participate in the Koelsch #25-1 Well, for cash of $16,665 to an unaffiliated investor and two related parties (see Note 15).

In May 2012, the Company sold a 3.00% carried interest in the first well to be drilled in the shallow zone on the Fountain Green Project in exchange for $100,000 in cash and a return of a 2.00% working interest in the Moroni #1-AXZH Well and the 320 acre leasehold. There were two parties to this transaction, one was an unaffiliated investor, the other was a related party, Zions Energy Corporation (see Note 15). The Zions Energy Corporation transaction was completed on the same terms as the unaffiliated investor transaction.

In May 2012, the Company sold a 21.00% working interest in the Prescott Lease, including the requirement to participate in the Prescott #25-6 Well located in the Koelsch Project and 229,801 warrants to purchase common stock at $2.50 per share for total cash of $619,500 to unaffiliated investors.

In May 2012, the Company determined that a lease in the Fountain Green Project was not valid as there were issues regarding the title of the property, and the lease term expired and, as a result, the lessor agreed to cancel the balance owing by the Company on this lease in the amount of $180,000.

RICHFIELD OIL & GAS COMPANY

Formerly Hewitt Petroleum, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

In June 2012, the Company entered into an agreement (the “Skyline Oil Agreement”) with Skyline Oil, LLC (“Skyline Oil”), whereby the Company gave Skyline Oil (i) all of its interest in the Chad Wood Lease located in Central Utah; (ii) a 44.50% working interest in the Moroni #1-AXZH Well plus 320 surrounding acres; and (iii) a 15.00% working interest in 4,680 acres of the Independence Project, and in exchange Skyline Oil gave the Company (i) $1.6 million in cash; (ii) 200,000 shares of the Company’s common stock valued at $500,000 or $2.50 per share; and (iii) a 5.00% working interest in an additional 15,000 acres in a new Independence Project. The $500,000 from the return of 200,000 shares of common stock was treated as a return of capital and the remaining Independence Project unproved properties are now valued at $422,865. Following this transaction, the Company now owns a 5.00% working interest in 19,680 acres in the new Independence Project and a 5.00% working interest in the Moroni #1-AXZH Well plus 320 surrounding acres.

NOTE 6     NOTES PAYABLE

Notes Payable consists of the following:

	September 30	December 31,
	2012	2011
Note Payable, interest at 12.0% per annum, due June 2012, secured by 5.00% working interest in certain Fountain Green Project Leases.	$-	$1,080,000

Note Payable, interest at 10.0% per annum, monthly payments of $7,500, due October 2013, secured by a 5.00% working interest in certain Fountain Green Project Leases.	746,376	-

Note Payable, interest at 18.0% per annum, due on demand, secured by Mai, Johnson and Gorham, Kansas Leases.	-	90,000

Note Payable, interest at 10.0% per annum, monthly payments of $3,200, due June 2014, unsecured.	367,159	-

Note Payable, interest at 7.5% per annum, monthly payments of $1,949, due January 2014, secured by vehicle.	29,994	43,650

Note Payable, interest at 10.0% per annum, due June 2012, unsecured.	-	248,000

Note Payable, interest at 10.0% per annum, monthly payments of $15,000, due June 2014, secured by 10.00% working interest in certain Fountain Green Project Leases.	743,023	700,000

Note Payable, for $152,514 with interest at 2.0% monthly, due April 2012, unsecured - net of discount.	-	121,694

Note Payable, interest at 10.0% per annum, monthly payments of $5,000, due June 2014, unsecured	99,570	-

Note Payable, interest at 0.0% per annum, monthly payments of $1,500, due May 2013, unsecured	11,714	24,296

Note Payable, interest at 8.0% per annum, monthly payments of $10,000, due December 2013, unsecured	143,204	-

Total Notes Payable	2,141,040	2,307,640
Less: Current Portion (includes demand notes)	(323,898)	(2,277,497)
Long-Term Portion	$1,817,142	$30,143

RICHFIELD OIL & GAS COMPANY

Formerly Hewitt Petroleum, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 7     CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consists of the following:

	September 30,	December 31,
	2012	2011
Note Payable interest at 8.0% per annum, due June 2012, convertible into common shares of the Company, at a conversion rate of $2.50 per common share, unsecured	$-	$367,500

Note Payable interest at 12.0% per annum, due on demand, convertible into common shares of the Company at a conversion rate of $2.50 per common share, unsecured.	52,560	52,560

Note Payable interest at 10.0% per annum, due on demand, convertible into common shares of the Company at a conversion rate of $2.50 per common share, secured by certain Kansas Leases and 10% working interest in certain Fountain Green Project Leases	1,300,000	1,300,000

Note Payable interest at 10.0% per annum, due June 2012, convertible into common shares of the Company at a conversion rate of $2.50 per common share, unsecured.	-	100,000

Note Payable interest at 5.0% per annum, due on demand, convertible into common shares of the Company at a conversion rate of CAD $1.60 (which was USD $1.67 at the time of loan) per common share, unsecured.	-	50,000

Note Payable interest at 5.0% per annum, due on demand, convertible into common shares of the Company at a conversion rate of CAD $1.60 (which was USD $1.67 at the time of loan) per common share, unsecured.	100,000	50,000

Note Payable interest at 0.0% per annum, due on demand, convertible into common shares of the Company at a conversion rate of $2.20 per common share, unsecured.	-	25,000

Total Convertible Notes Payable	1,452,560	1,945,060
Less: Current Portion (includes demand notes)	(1,452,560)	(1,945,060)
Long-Term Portion	$-	$-

RICHFIELD OIL & GAS COMPANY

Formerly Hewitt Petroleum, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 8    CAPITAL LEASE OBLIGATION

The Company leases well equipment under a capital lease agreement.  The term of the capital lease is for 5 years, bears interest at 9.0%, with monthly payments of $3,200 per month with the final payment due on May 20, 2013.  As of September 30, 2012 and December 31, 2011, the remaining capital lease obligation was $27,929 and $51,227, respectively.

As of September 30, 2012 and December 31, 2011, well equipment acquired under capital leases totaled $154,155 and accumulated depreciation was $100,934 and $84,418, respectively.

NOTE 9     OPERATING LEASES

The Company leases office space in Salt Lake City, Utah (“Premises Lease”) which consists of approximately 3,903 square feet.  The Company has a prepaid security deposit of $8,954.  The Company entered into a one-year lease agreement effective September 1, 2011 with an option to renew annually for two additional years. The Company renewed the Premises Lease for an additional year effective September 1, 2012 with an annualized lease obligation of $110,167. The option to renew for the period September 1, 2013 to August 31, 2014 is an annualized obligation of $112,902. For the nine months ended September 30, 2012 and 2011, the Premises Lease payments were $80,827 and $49,830, respectively.

The Company leases a printer, copier and fax machine. The term of the lease is for 37 months commencing March 23, 2010.  The monthly lease payment is $255. For the nine months ended September 30, 2012 and 2011, the lease payments were $2,295 for both periods.

RICHFIELD OIL & GAS COMPANY

Formerly Hewitt Petroleum, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 10 OIL AND GAS PROPERTY LEASES

The following table sets forth the oil and gas property lease acreage with an expiration date within the next three years (September 30, 2015). The Company intends to renew or place into production all of these oil and gas property leases prior to their expiration.

	Gross¹	Net²
	Acreage	Acreage

Utah/Wyoming	6,844	5,116
Kansas/Oklahoma	640	579
Total	7,484	5,695

1- "Gross" means the total number of acres in which we have a working interest.

2- "Net" means the aggregate of the percentage working interests of the Company.

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

The following table summarizes the Company’s asset retirement obligation transactions recorded in accordance with the provisions of FASB ASC 410 during the nine months ended September 30, 2012 and the year ended December 31, 2011:

	September 30,	December 31,
	2012	2011
Beginning asset retirement obligation	$350,243	$348,742
Liabilities incurred for new wells placed into production	10,187	106,507
Liabilities decreased for wells sold or plugged	(14,409)	(109,620)
Accretion of discount on asset retirement obligations	3,805	4,614
Ending asset retirement obligations	$349,826	$350,243

RICHFIELD OIL & GAS COMPANY

Formerly Hewitt Petroleum, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 12 CONVERTIBLE PREFERRED STOCK

On August 31, 2012, the Company filed a Certificate of Designation with the Nevada Secretary of State, designating 5,000,000 shares of the Company’s authorized shares of preferred stock as “Series A Preferred Stock.” All shares of common stock rank junior to the Series A Preferred Stock in regards to payment of dividends, liquidation, dissolution, and winding up of the Company.

The Series A Preferred Stock is convertible, at the option of the holders, into shares of common stock of the Company, at a per share conversion price determined by dividing the stated value of each share of Series A Preferred Stock by the average price at which shares of the Company’s common stock were sold over the 30-day period prior to the conversion, minus a 25.0% discount to such 30-day average price (the “Conversion Price”). Notwithstanding the foregoing, at no time shall the Conversion Price be less than $1.00 or greater than $3.70 per share.

The Company may redeem all or any portion of the Series A Preferred Stock at any time after August 31, 2014, or at any time if the Company’s common stock has traded at a rate of more than 10,000 shares per day for at least 30 consecutive days and the average trading price of the common stock (based on a 30-day moving average) is greater than $5.00 per share. The Series A Preferred Stock shall be redeemed by conversion into common stock of the Company. The Series A Preferred Stock redeemed shall be converted into shares of common stock of the Company at a per share conversion price determined by dividing the stated value of each share of Series A Preferred Stock by the Conversion Price. Notwithstanding the foregoing, at no time shall the Conversion Price used to determine the rate at which the Series A Preferred Stock shall be redeemed be less than $1.00 or greater than $3.70 per share. The holders of the Series A Preferred Stock shall have no voting rights, except as provided by Nevada law.

The holders of the Series A Preferred Stock shall be entitled to receive cumulative dividends on the Series A Preferred Stock at the rate of ten percent (10.0%) of the stated value per share per annum, payable quarterly.

As of September 30, 2012, the Company has completed the sale of 285,000 units (the “Units”), each unit consisting of one share of Series A Preferred Stock, with a stated value of $1.00 per share and one warrant exercisable to acquire one-tenth of a share of the Company’s common stock at a price of $3.70 per share for a period of 3 years from the closing date, in exchange for gross proceeds of $285,000.

If all the preferred stock outstanding were converted at September 30, 2012, we would issue 152,000 shares of common stock at a fair value of $380,000 or $2.50 per share. If the fair value of the common stock increases by $1.00 to $3.50 per share, we would only issue 108,571 shares of common stock. The maximum number of shares of common stock that could be required to be issued upon conversion of the preferred stock is 285,000 shares. No other contracts exist that could limit the number of shares we could be required to issue.

The convertible preferred stock is recorded as a liability at fair value in accordance with FASB ASC 480 “Distinguishing Liabilities from Equity”, with the difference between the fair value and the gross proceeds treated as a component of interest expense in the statement of operations. The related dividend payments will also be treated as a component of interest expense in the statement of operations as they are incurred.

NOTE 13     COMMON STOCK

In January 2012, the Company issued 234,375 shares of common stock to unaffiliated and existing investors for cash of $375,000 or $1.60 per share.  In addition, the Company granted warrants to purchase up to 117,188 shares of common stock with an exercise price of $2.50 per share, which expire in January 2013.

In January 2012, the Company issued 10,000 shares of common stock to a consultant as compensation for services valued at $16,000 or $1.60 per share. The shares issued were fully vested and the entire amount was expensed on the date of grant.

Since February 2012, the Company issued 555,900 shares of common stock to unaffiliated and existing investors for cash of $1,389,750 or $2.50 per share.  In addition, the Company granted warrants to purchase up to 555,700 shares of common stock with an exercise price ranging from $2.50 to $5.00 per share, which expire between February 2013 and July 2015.

RICHFIELD OIL & GAS COMPANY

Formerly Hewitt Petroleum, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Since February 2012, the Company issued 545,200 shares of common stock to directors, employees, and consultants, as compensation for services valued at $1,363,000 or $2.50 per share. The shares issued were fully vested and the entire amount of each stock award was expensed on the date of grant, with the exception of one grant valued at $75,000 that is for future services and will be expensed over the 6 month term of the agreement.

During the first quarter 2012, the Company issued 208,133 shares of common stock to unaffiliated and existing investors for a value of $520,333 or $2.50 per share relating to oil and gas properties consisting of lease acquisitions and a purchase of a 1.00% working interest in the Fountain Green Project located in Sanpete County, Utah and the purchase of a 0.25% working interest in the Liberty #1 Well located in Juab County, Utah.

In March 2012, the Company issued 47,200 shares of common stock to an existing investor for settlement of a $100,000 other payable plus $18,000 of accrued interest for a total value of $118,000 or $2.50 per share. The shares issued were fully vested and the $18,000 accrued interest was expensed on the date of grant.

In March 2012, the Company issued 1,000 shares of common stock to an unaffiliated investor for an oil and gas lease renewal valued at $2,500 or $2.50 per share. The shares issued were fully vested and the entire amount was expensed on the date of grant.

During the second quarter 2012, note holders exercised rights to convert $375,000 in convertible notes payable ranging from $2.20 to $2.50 per share into 151,365 shares of common stock. The shares issued were fully vested on the date of grant.

In May 2012, J. David Gowdy, a former officer and director of the Company voluntarily agreed to return to the Company, 25,000 shares of the Company’s common stock valued at $62,500 or $2.50 per share, to offset a portion of the independent audit fees recently incurred by the Company to complete the 2010 audit of Freedom required by Rule 8-04 of Regulation S-X of the Exchange Act. The shares were returned to the Company as treasury shares and subsequently cancelled.

In June 2012, the Company issued 7,193 shares of common stock to MacKov Investments Limited (“MacKov”), a related party, related to the exercise of warrants in settlement of interest outstanding on a note payable. The exercise price was $11,509 or $1.60 per share (see Note 15).

In June 2012, the Company entered into an agreement (the “Skyline Oil Agreement”) with Skyline Oil, LLC (“Skyline Oil”), whereby the Company gave Skyline Oil (i) all of its interest in the Chad Wood Lease located in Central Utah; (ii) a 44.50% working interest in the Moroni #1-AXZH Well plus 320 surrounding acres; and (iii) a 15.00% working interest in 4,680 acres of the Independence Project, and in exchange Skyline Oil gave the Company (i) $1.6 million in cash; (ii) 200,000 shares of the Company’s common stock valued at $500,000 or $2.50 per share; and (iii) a 5.00% working interest in an additional 15,000 acres in a new Independence Project. The 200,000 shares were returned to the Company as treasury shares and were subsequently cancelled.

NOTE 14     WARRANTS TO PURCHASE COMMON STOCK

During the nine months ended September 30, 2012, warrants totaling 1,017,301 shares of common stock were granted in conjunction with the issuance and settlement of notes payable, certain consulting agreements, oil and gas property sold by the Company, and private placements of preferred stock. These warrants are accounted for by the Company under the provisions of FASB ASC 718 and FASB ASC 505. These standards require the Company to record an expense associated with the fair value of stock-based payments.  The Company uses the Black-Scholes option valuation model to calculate the fair value of stock-based payments at the date of grant.  Warrant pricing models require the input of highly subjective assumptions, including the expected price volatility.  For warrants granted in 2012, the Company used a variety of comparable and peer companies to determine the expected volatility.  The Company believes the use of peer company data fairly represents the expected volatility it would experience if the Company was publicly traded in the oil and gas industry over the contractual term of the warrants. Changes in these assumptions can materially affect the fair value estimate.  There were 511,051 warrants that were fully vested as of September 30, 2012 and 506,250 warrants that will vest over time through June 2014. All of these warrants remained outstanding as of September 30, 2012.  The Company has determined the fair value of the warrants granted to be $752,503 of which $448,096 has been expensed as of September 30, 2012 and $304,407 will be expensed in future periods. The following is the weighted average of the assumptions used in calculating the fair value of the warrants granted using the Black-Scholes model:

RICHFIELD OIL & GAS COMPANY

Formerly Hewitt Petroleum, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Fair market value	$2.46
Exercise price	$5.83

Risk free rates	0.36%
Dividend yield	0.00%
Expected volatility	72.96%
Contractual term	2.89 Years

The weighted-average fair market value at the date of grant for warrants granted, are as follows:

Fair value per warrant	$0.7397
Total warrants granted	1,017,301
Total fair value of warrants granted	$752,503

During the nine months ended September 30, 2012, an additional 672,888 warrants for shares of common stock were granted in conjunction with private placements of common stock for cash proceeds (see Note 13) that have an exercise price between $2.50 and $5.00 per share and expire one to three years from the date of grant.

There were warrants to purchase 2,952,686 shares of common stock outstanding as of September 30, 2012 exercisable between $1.60 and $12.50 per share that expire at various times between October 20, 2012 and September 24, 2015. The following table summarizes the Company’s warrant activity for the nine months ended September 30, 2012:

			Weighted-
			Average
		Weighted-	Remainder
		Average	Contractual
	Warrants	Exercise Price	Term in Years

Warrants outstanding as of December 31, 2011	1,269,690	$2.22	0.96
Granted	1,690,189	$5.30	2.80
Exercised	(7,193)	$(1.60)	-
Forfeited/Expired	-	-	-
Warrants outstanding as of September 30, 2012	2,952,686	$4.00	1.43

NOTE 15     RELATED PARTY TRANSACTIONS

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

RICHFIELD OIL & GAS COMPANY

Formerly Hewitt Petroleum, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2012, MHPBT has working interests in oil and gas properties that the Company controls which include a 0.50% before payout interest (“BPO”) and a 20.50% after payout interest (“APO”) in the Liberty #1 Well and Liberty Project and a 50.00% working interest in the shallow zones of the Fountain Green Project as previously defined. All of the working interest owned by MHPBT in the Company’s Liberty #1 Well, Liberty Project and Fountain Green Project properties were acquired by MHPBT from third parties prior to the formation of the Company.

As of September 30, 2012, Zions has working interests in oil and gas properties that the Company controls which include, a 1.50% carried interest in the first well to be drilled in the shallow zone on the Fountain Green Project and a 2.00% working interest in the Koelsch Field. All of the carried and working interests owned by Zions were acquired from the Company in 2012 on the same terms as other independent third party transactions as disclosed below in Note 15 (A) (ii) and 15 (A) (iii). For the nine months ended September 30, 2012, Zions has received $4,662 in revenues from oil sales from the Koelsch Field. As of September 30, 2012 the Liberty Project and Fountain Green Project remain undeveloped and no royalty revenues have been generated from these properties.

As of September 30, 2012, the D. Mack Trust receives ORRIs ranging from 0.25% to 1.50% on certain Kansas leases and MHPBT owns 6.00% ORRIs in Liberty #1 Well and Liberty Project. For the nine months ended September 30, 2012, the D. Mack Trust has received $12,489 in royalties relating to ORRIs from the Kansas leases.

The following related party transactions occurred with Zions or MHPBT during the nine months ended September 30, 2012:

i.	In February and March 2012, the Company sold a 1.00% working interest in the Moroni #1-AXZH Well and the 320 acres leasehold for cash of $77,561 to Zions. This purchase was made on the same terms as other third party transactions that were completed in December 2011 and January 2012.

ii.	In February and March 2012, the Company sold a 3.00% working interest in the Koelsch Field, including the requirement to participate in the Koelsch #25-1 Well, for cash of $9,090 to Zions. This purchase was made on the same terms as other third party transactions that were completed in December 2011 and March 2012.

iii.	In May 2012, the Company received $50,000 in cash plus it acquired a 1.00% working interest in the Moroni #1-AXZH Well and the 320 acres leasehold by exchanging a 1.50% carried interest in the first well to be drilled in the shallow zone on the Fountain Green Project. This exchange was made on the same terms as another third party transaction that was completed in May 2012.

iv.	In August 2012, Zions loaned $50,000 to the Company and the Company issued a Note Payable to Zions at 6.0% per annum, due September 30, 2012. In conjunction with the loan, the Company granted 15,000 warrants for shares of common stock, exercisable at $5.00 per share and expiring on September 29, 2013. The warrants were valued at $3.68 using the Black-Scholes option valuation model and were expensed on the date of grant. The note was paid by the Company in September 2012 and $247 in interest was paid to Zions.

v.	In August 2012, MHBPT sold a 1.50% BPO and a 1.50% APO in the Liberty #1 Well and Liberty Project to a third party investor together with 22,500 shares of the Company’s stock for the sum of $187,000. The Company was not a party to this transaction.

vi.	In September 2012, MHBT sold a 1.00% working interest in the Koelsch #25-1 Well and 640 acre leasehold and a 1.00% working interest in the Prescott #25-6 Well and 80 acre leasehold, both located in Stafford County, Kansas. The transfer also included the right to 15,000 warrants for shares of the Company’s common stock at $5.00 per share which expires on September 30, 2013. The Company was not a party to this transaction and the purchase price was not disclosed to the Company.

RICHFIELD OIL & GAS COMPANY

Formerly Hewitt Petroleum, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2012, the Company has $0 due to the Company’s director, Douglas C. Hewitt, Sr. and as of December 31, 2011, the Company had $27,934 due to Mr. Hewitt. These amounts are non-interest bearing and have no set terms of repayment.

B.	J. David Gowdy, a Former Officer and Director of the Company and Greater than 5% Shareholder

J. David Gowdy, an officer and director of the Company from March 31, 2011 to December 12, 2011 and a beneficial owner of more than 5% of the outstanding shares of our common stock, is also a beneficiary in MHPBT and Zions described above. Prior to March 31, 2011, Mr. Gowdy was an officer and director of Freedom, which was acquired by the Company on March 31, 2011 (see Note 4). Mr. Gowdy is a trustee of MHPBT and the President of Zions. MHPBT and Zions’ related party transactions during the nine months ended September 30, 2012 are described above. In addition, Mr. Gowdy had the following related party transactions with the Company.

i.	As per his December 12, 2011 letter agreement, Mr. Gowdy received $50,000 as compensation for transitional related consulting services from January 1, 2012 to April 30, 2012. Mr. Gowdy’s formal service contract with the Company ended April 30, 2012. The Company may continue to use Mr. Gowdy for consulting services as needed in the future which consulting services will be billed at an hourly rate.

ii.	In May 2012, Mr. Gowdy voluntarily agreed to return to the Company, 25,000 shares of the Company’s common stock valued at $62,500 or $2.50 per share, to offset a portion of the independent audit fees recently incurred to complete the 2010 audit of Freedom which was required by Rule 8-04 of Regulation S-X of the Exchange Act. The shares were returned to the Company as treasury shares and subsequently cancelled.

C.	Glenn G. MacNeil, an Officer and Director of the Company

MacKov Investments Limited (“MacKov”), a company which is a Canadian controlled private corporation in which Glenn G. MacNeil, an officer and director of the Company, and his spouse have 100% of the ownership interests, has had related party transactions with the Company. As of September 30, 2012, MacKov has working interests in oil and gas properties that the Company controls which include the following: (i) MacKov owns a 0.50% working interest in the deep zones and a 0.25% working interest in the shallow zones of the Fountain Green Project which was purchased from the Company prior to Mr. MacNeil becoming the CFO and a director of the Company on the same terms as other independent third party transactions; (ii) MacKov owns a 3.25% BPO and a 2.75% APO working interest in the Liberty #1 Well and Liberty Project of which a 2.25% BPO and a 1.75% APO were purchased from third parties in 2009 through 2011 prior to Mr. MacNeil becoming CFO and a Director; a 0.50% BPO and a 0.50% APO were purchased from the Company prior to Mr. MacNeil becoming the CFO and a director on the same terms as other independent third party transactions in 2010; and a 0.50% BPO and a 0.50% APO were purchased from the Company in December 2011 on the same terms as other independent third party transactions as previously disclosed in 2011. In addition, MacKov owns a 1.00% ORRI in the Liberty #1 Well and Liberty Project which was purchased from a third party in 2010 and 2011; (iii) MacKov owns a 5.00% working interest in the Koelsch Field of which a 3.50% working interest was purchased from the Company in December 2011 on the same terms as other independent third party transactions as previously disclosed and a 1.50% working interest was purchased from the Company in February 2012 on the same terms as other independent third party transactions as disclosed in Note 15 (C) (i) below; and (iv) MacKov owns ORRI ranging from 0.25% to 2.25% on certain Kansas leases which were purchased from the Company in March 2011 prior to Mr. MacNeil becoming the CFO and a director. For the nine months ended September 30, 2012, MacKov has received $11,547 in royalties relating to ORRI and oil sales from working interest from the Kansas leases including the Koelsch Field. As of September 30, 2012 the Liberty Project and Fountain Green Project remain undeveloped and no revenues have been generated from these properties. The following related party transactions occurred with MacKov during the nine months ended September 30, 2012:

RICHFIELD OIL & GAS COMPANY

Formerly Hewitt Petroleum, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

i.	In February 2012, the Company sold a 1.50% working interest in the Koelsch Field, including the requirement to participate in the Koelsch #25-1 Well, for cash of $4,545 to MacKov. This purchase was made on the same terms as other Company independent third party transactions that were completed in December 2011.

ii.	In February 2012, the Company sold a 0.50% working interest in the Moroni #1-AXZH Well and the 320 acres leasehold for cash of $38,781 to MacKov. This purchase was made on the same terms as other Company independent third party transactions that were completed in December 2011 and January 2012.

iii.	From January 1, 2012 to September 30, 2012, MacKov’s billings for fees for services to the Company totaled $103,500, which have been partially paid.

iv.	On June 30, 2012, MacKov settled the $254,909 note payable with the Company (plus accrued interest for $287,712) for consideration consisting of cash and the exercise of 7,193 warrants at $11,509 or $1.60 per share.

v.	On June 30, 2012, in connection with the Company’s sale of its interest in the Moroni #1-AXZH Well and the surrounding 320 acres to Skyline Oil, MacKov sold its 0.50% working interest in the Moroni #1-AXZH Well and the surrounding 320 acres to Skyline Oil for the sum of $54,231.

As of September 30, 2012, the Company has $0 due to the Company’s director, Glenn G. MacNeil and as of December 31, 2011, the Company had $0 due to Mr. MacNeil. The Company has a due to related party payable to MacKov in the amounts of $14,865 and $245,740 at September 30, 2012 and December 31, 2011, respectively. The September 30, 2012 balance of $14,865 consists of outstanding fees and unreimbursed travel allowances. The December 31, 2011 balance of $245,740 consisted of $43,307 outstanding fees and unreimbursed travel allowances and a $254,909 note payable, net of debt discount of $52,476.

D.	Joseph P. Tate, a Director of the Company

Joseph P. Tate became a director of the Company effective March 31, 2012. As of September 30, 2012, Mr. Tate is a beneficial landowner of two oil and gas leases totaling 1,816 acres within the Fountain Green Project which the Company controls and negotiated lease terms with Mr. Tate prior to him becoming a director. Mr. Tate received $383,200 as compensation for these five year leases through the issuance of 153,280 shares of common stock of the Company valued at $2.50 per share. In addition to this compensation, Mr. Tate is entitled to the 12.50% landowner royalty-interest revenues related to hydrocarbons produced by the Company on these oil and gas leases. During the nine months ended September 30, 2012, no landowner royalty interest revenues were earned by Mr. Tate from these undeveloped new Fountain Green Project leases. Also prior to Mr. Tate becoming a director, he negotiated a settlement of $100,000 debt owed to him by the Company to include $18,000 of interest for the period of the debt outstanding which was settled through the issuance of 47,200 shares of common stock valued at $2.50 per share.

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

NOTE 16     LEGAL PROCEEDINGS

TX Holdings, Inc. v. Hewitt Energy Group LLC

On January 10, 2012, TX Holdings, Inc. (“TX Holdings”) filed an amended complaint against HEGLLC, a predecessor of the Company, Douglas C. Hewitt, Sr., Dexter & Dexter Attorneys at Law, P.C. and Michael Cederstrom in the United States District Court for the District of Utah (the “Utah Action”). The complaint arises out of a claimed agreement between HEGLLC and TX Holdings (the “Perth Sale Agreement”) pursuant to which HEGLLC agreed to sell to TX Holdings an interest in the Perth Project located in Kansas (the “Perth Interest”). TX Holdings’ complaint alleges certain causes of action, including, among others, unjust enrichment, breach of contract and breach of fiduciary duty. The complaint alleges that HEGLLC breached the Perth Sale Agreement by failing to deliver the Perth Interest to TX Holdings. TX Holdings seeks the Perth Interest and an unspecified amount of damages from the named parties. The Company does not believe it is obligated to deliver the Perth Interest to TX Holdings because it is the Company’s belief that TX Holdings breached the Perth Sale Agreement by, among other things, failing to pay the purchase price. A similar complaint was filed by TX Holdings in February 2010 in Florida State Court in the District of Miami, Dade County (the “Florida Action”). On July 5, 2011, the Florida court dismissed the claims against HEGLLC and Douglas C. Hewitt, Sr. in the Florida Action for lack of personal jurisdiction. TX Holdings appealed the decision dismissing the claims against HEGLLC and Douglas C. Hewitt, Sr. However, on April 24, 2012 TX Holdings filed a voluntary dismissal of that appeal. As a result of the voluntary dismissal, the only action remaining by TX Holdings against HEGLLC and Douglas C. Hewitt, Sr. was the Utah action. On August 9, 2012 TX Holdings submitted a stipulation of dismissal, with prejudice, to the United States District Court for the District of Utah, which has resolved all matters in this dispute.

Nostra Terra Oil & Gas Company v. Richfield Oil & Gas Company

On February 1, 2012, Nostra Terra Oil & Gas Company (“NTOG”) filed an action against the Company, HPI, HEGINC, and HEGLLC in the Twenty-Third Judicial District Court of Russell County, Kansas. The complaint alleges that the Company defaulted on its repayment obligations under a note and security agreement, dated April 13, 2011, in the principal amount of $1.3 million and accrued interest at 10% per annum. The complaint seeks foreclosure on two of the Company’s property leases located in Kansas. The note was due on January 31, 2012. On January 31, 2012, the Company requested the loan payoff and documents relating to the release of collateral from NTOG’s representatives. The Company followed up on this request with a written request on February 1, 2012. On or about March 19, 2012 the Company filed an answer to the Complaint and a Cross-Complaint against NTOG for tortious interference with business. The previously set trial date has been cancelled and no trial date currently exists. The Company intends to vigorously defend against this foreclosure action and repay any amount that is ultimately determined to be outstanding.

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

NOTE 17     SUBSEQUENT EVENTS

On October 19, 2012, the stockholders of the Company voted to approve an amendment to the Company’s Articles of Incorporation to, among other things, effect a reverse stock split of the Company’s outstanding Common Stock at an exchange ratio of between 1-for-5 and 1-for-10, decrease the number of authorized shares of the Common Stock to 250,000,000 shares, and clarify and amend certain language in Article V (Directors) and Article VII (Indemnification), subject to the authority of the Company’s board of directors to abandon such amendment. On October 22, 2012, the Board approved the reverse stock split of the Company’s outstanding Common Stock at an exchange ratio of 1-for-10. The Board also authorized the amendment to the Company’s Articles of Incorporation, and the Company filed a Certificate of Amendment to effect such amendment with the Secretary of State of the State of Nevada on October 23, 2012. The Certificate of Amendment provides that it is effective as of 8:00 a.m., Pacific Time, on October 23, 2012, at which time every ten (10) shares of issued and outstanding common stock will be automatically combined into one (1) issued and outstanding share of the common stock, without any change in the par value per share. The Company will not issue fractional shares in connection with the reverse stock split. Holders of the common stock will be entitled to receive from the Company’s transfer agent, in lieu of any fractional share, the number of shares rounded up to the next whole number. Under the guidance of FASB ASC 505-10, all common share and per common share information in the accompanying condensed consolidated financial statements and these notes to the financial statements have been retroactively restated to reflect the reverse common stock split.

RICHFIELD OIL & GAS COMPANY

Formerly Hewitt Petroleum, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

On October 20, 2012, the Company elected to extend the expiration date of 332,842 warrants from October 20, 2012 to December 31, 2012. The warrant holders include MacKov, a related party, holding warrants to purchase up to 132,529 shares of common stock and certain other unaffiliated investors holding warrants to purchase up to an aggregate of 200,313 shares of common stock.

In October 2012, MacKov exercised warrants totaling 110,280 shares of the Company’s common stock for $176,445 or $1.60 per share. Contemporaneously with the exercise of the warrants, MacKov sold the shares of the Company’s common stock to affiliated and unaffiliated investors for $199,800 or $1.80 per share and granted a short-term loan to the Company totaling $23,335.

In October 2012, the Company issued 4,000 shares of common stock to an existing investor for services of $10,000 or $2.50 per share.

In October 2012, the Company issued a note payable for $250,000 to an existing investor. The note payable bears an interest rate of 10% per annum and matures on September 30, 2014. The interest for the term of the note was prepaid by issuing 19,973 shares of common stock valued at $49,932 or $2.50 per share.

In October 2012, the Company issued a convertible note payable for $425,000 to an existing investor. The convertible note payable bears an interest rate of 6% per annum, matures on February 1, 2014 and converts into 170,000 shares of common stock at $2.50 per share. The interest for the term of the note was prepaid by assigning 1.50% ORRI in the Company’s South Haven Project, Kansas that was valued at $32,000.

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

Production History

The following table presents information about our produced oil volumes during the three months and nine months ended September 30, 2012 compared to the three months and nine months ended September 30, 2011.  We did not produce natural gas during either of the three months or nine months ended September 30, 2012 or 2011. As of September 30, 2012, we were selling oil from a total of 14 gross wells (12.3 net wells), compared to 11 gross wells (10.5 net wells) as of September 30, 2011.  All data presented below is derived from accrued revenue and production volumes for the relevant period indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net Production:
Oil (Bbl)	2,271	1,861	7,451	5,767
Natural Gas (Mcf)	-	-	-	-
Barrel of Oil Equivalent (Boe)	2,271	1,861	7,451	5,767

Average Sales Prices:
Oil (Bbl)	$95.93	$99.90	$89.48	$100.56

Average Production Costs:
Oil (per Bbl)	$94.52	$131.28	$77.93	$147.59

Depletion of Oil and Gas Properties

Our depletion expense is driven by many factors, including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs.  The following table presents our depletion expenses per barrel of oil for the three months and nine months ended September 30, 2012 compared to the three months and nine months ended September 30, 2011.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Depletion of Oil	$14.09	$9.61	$10.75	$9.61

Results of Operations

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

The following presents an overview of our results of operations for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

As of September 30, 2012, we had established oil production from 14 gross (12.3 net) wells in which we hold working interests compared to 11 gross (10.5 net) wells which had established production as of September 30, 2011. Our net oil production for the three months ended September 30, 2012 averaged approximately 25 Bopd compared to approximately 20 Bopd for the three months ended September 30, 2011. We had no natural gas production during the three months ended September 30, 2012 and 2011. The increase in production in 2012 over 2011 is primarily due to the new well added in the Koelsch project resulting in an increase of an average of 5 Bopd.

Our revenues from oil sales increased for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 by 17.2% or $31,492 from $185,910 for the three months ended September 30, 2011 to $217,852 for the three months ended September 30, 2012.  The increase in revenue is due to an increase of 410 barrels of net oil produced, or $40,957, offset by a decrease in our average realized crude oil prices of $3.97 Bopd or $9,015 for the 2012 period.

We realized a net loss of $1,118,824 (representing a net loss of approximately $(0.04) per basic and diluted share of common stock) for the three months ended September 30, 2012 compared to a net loss of $5,247,675 (representing a net loss of approximately $(0.22) per basic and diluted share of common stock) for the three months ended September 30, 2011.  The decrease in net loss of 78.7% or $4,128,851 or was primarily due to a decrease in our operating expenses. The loss per share for the three months ended September 30, 2012 decreased compared to the same period 2011 due to an increase in our shares of common stock outstanding and a decrease in our net loss.

Total operating expenses decreased 79.0% or $4,145,523 from $5,247,284 for the three months ended September 30, 2011 to $1,101,761for the three months ended September 30, 2012.  The decrease in operating expenses was due primarily to a decrease in general and administrative expenses and production expenses.

General and administrative expenses decreased 83.9% or $4,062,478 from $4,841,290 for the three months ended September 30, 2011 to $778,812 for the three months ended September 30, 2012. The decrease is primarily attributable to a $3,304,197 decrease in stock based compensation and payroll of consultants, employees and directors of the Company, a $750,000 decrease in a contract cancellation penalty associated with the Company’s initial plans to go public in Canada in 2011, and a net decrease of $8,281in other expenses.

Production expenses decreased 12.1% or $29,656 to $214,664 or $94.52 per barrel of oil (Bbl) for the three months ended September 30, 2012 from $244,320 or $131.28 Bbl for the three months ended September 30, 2011. The decrease is due mainly to reduced work required by the Kansas Corporation Commission (“KCC”) and general maintenance on the wells.

During the three months ended September 30, 2012, we incurred production taxes of $7,915 compared to $11,517 during the three months ended September 30, 2011. The 31.3% or $3,602 decrease in production taxes was due to the decrease in the average effective tax rates in the counties where the oil was produced in 2012 offset by the increase in oil sales revenue.

Exploration expenses decreased 71.5% or $71,019 from $99,258 for the three months ended September 30, 2011 to $28,239 for the three months ended September 30, 2012. This decrease is due to a decrease in exploration costs in our Utah projects.

Lease expiration expenses increased 92.7% or $3,493 from $3,768 for the three months ended September 30, 2011 to $7,261 for the three months ended September 30, 2012. This increase is due to unsuccessful efforts to extend a lease in Kansas that was up for renewal in the three month period ended September 30, 2012.

We recorded depletion, depreciation, amortization and accretion of $72,824 during the three months ended September 30, 2012 compared to depletion, depreciation, amortization and accretion of $47,511 during the three months ended September 30, 2011.  The $25,313 or 53.3% increase was primarily due to the increase in the depletion expense due to a change in our proved oil reserve balances and an increase in depreciation on well related equipment purchased in the past 12 months that are now being depreciated. Depletion expense for the three months ended September 30, 2012 was $14.09 per barrel produced compared to $9.61 per barrel produced for the three months ended September 30, 2011.

Interest and finance expenses increased 28.0% or $52,215 from $186,301 for the three months ended September 30, 2011 to $238,516 for the three months ended September 30, 2012. The increase in interest expense is due mainly to the issuance of convertible preferred stock, resulting in a $112,838 interest charge, partially offset by a $60,623 decrease in interest and finance charges on notes payable, convertible notes payable, and other debt.

Nine months ended September 30, 2012 Compared to the Nine months ended September 30, 2011

The following presents an overview of our results of operations for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

As of September 30, 2012, we had established oil production from 14 gross (12.3 net) wells in which we hold working interests compared to 11 gross (10.5 net) wells which had established production as of September 30, 2011. Our net oil production for the nine months ended September 30, 2012 averaged approximately 27 Bopd compared to approximately 21 Bopd for the nine months ended September 30, 2011. We had no natural gas production during the nine months ended September 30, 2012 and 2011. The increase in production in 2012 over 2011 is primarily due to the new well added in the Koelsch project resulting in an increase of an average of 5 Bopd, partially offset by a decrease in production due to a sale in the first quarter of 2011 or our working interest in the Chase Silica Field.

Our revenues from oil sales increased for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.  Revenues increased by $86,797 from $579,953 for the nine months ended September 30, 2011 to $666,750 for the nine months ended September 30, 2012.  The increase in revenue is due to an increase of 1,684 barrels of net oil produced, or $169,343, during the 2012 period and a decrease in our average realized crude oil prices of $11.08 per Bopd or $82,546 for the 2012 period.

We realized a net loss of $4,035,809 (representing a net loss of approximately $(0.14) per basic and diluted share of common stock) for the nine months ended September 30, 2012 compared to a net loss of $8,387,250 (representing a net loss of approximately $(0.41) per basic and diluted share of common stock) for the nine months ended September 30, 2011.  The decrease in net loss of 51.9% or $4,351,441 was primarily due to a decrease in our operating expenses and an increase in the gain on sale of assets. The decrease in the loss per share for the nine months ended September 30, 2012 compared to the same period 2011 was due to an increase in our shares of common stock outstanding and a decrease in our net loss.

Total operating expenses decreased 54.4% or $4,929,622 from $9,060,115 for the nine months ended September 30, 2011 to $4,130,493 for the nine months ended September 30, 2012.  The decrease in operating expenses was due primarily to a decrease in general and administrative, production, and lease exploration expenses and an increase in gain on sale of assets.

General and administrative expenses decreased 53.6% or $4,203,115 from $7,846,134 for the nine months ended September 30, 2011 to $3,643,019 for the nine months ended September 30, 2012. The decrease is primarily attributable to a $3,436,846 decrease in stock based compensation and payroll of consultants, employees and directors of the Company, a $750,000 decrease in a contract cancellation penalty associated with the Company’s initial plans in 2011 to go public in Canada, a $414,277 decrease in other expenses due to a one time stock issuance penalty awarded to certain shareholders during the nine months ended September 30, 2011, offset by a $192,332 increase in bad debt allowance, and a $205,538 increase in all other expenses.

Production expenses decreased 31.8% or $270,480 to $580,679 or $77.93 per barrel of oil (Bbl) for the nine months ended September 30, 2012 from $851,159 or $147.59 Bbl for the nine months ended September 30, 2011. The decrease is due mainly to reduced work required by the Kansas Corporation Commission (“KCC”) and general maintenance on the wells, partially offset by increased field operating expenses related to our Perth project due to removal, repair, and reinstallation of a submersible pump.

During the nine months ended September 30, 2012, we incurred production taxes of $24,069 compared to $35,718 during the nine months ended September 30, 2011. This 32.6% or $11,649 decrease in production taxes was due to the decrease in the average effective tax rates in the counties where the oil was produced in 2012 offset by the increase in oil sales revenue.

Exploration expenses decreased 35.2% or $58,979 from $167,617 for the nine months ended September 30, 2011 to $108,638 for the nine months ended September 30, 2012. This decrease is mainly due reduced costs associated with the Utah projects, partially offset by costs associated with increased working ownership interest in our oil and gas properties including the Freedom Acquisition.

Lease expiration expenses decreased 81.7% or $95,633 from $117,064 for the three months ended September 30, 2011 to $21,431 for the three months ended September 30, 2012. This decrease is due to extending most of the leases that were up for renewal in the nine month period ended September 30, 2012.

We recorded depletion, depreciation, amortization and accretion of $186,506 during the nine months ended September 30, 2012 compared to depletion, depreciation, amortization and accretion of $133,217 during the nine months ended September 30, 2011.  The $53,289 or 40.0% increase in depletion, depreciation, amortization and accretion was primarily due to the increase in the depletion expense due to a change in our proved oil reserve balances and an increase in depreciation on well related equipment purchased in the past 12 months that are now being depreciated. Depletion expense for the nine months ended September 30, 2012 was $10.75 per barrel produced compared to $9.61 per barrel produced for the nine months ended September 30, 2011.

The gain on sale of assets increased from $90,794 for the nine months ended September 30, 2011 to $433,849 for the nine months ended September 30, 2012. This increase of 377.8% or $343,055 is due mainly to selling a 21% working interest in the Prescott Lease and a 5% carried interest in the Perth Project to unaffiliated investors.

The gain on the settlement of liabilities decreased 96.0% or $502,109 to $20,769 during the nine months ended September 30, 2012 from $522,878 during the nine months ended September 30, 2011. This decrease is due to a one time gain in 2011 created as a result of settling disputed amounts of trade and other payables for lower than carrying values.

Interest and finance expenses increased 47.9% or $208,790 from $435,983 for the nine months ended September 30, 2011 to $644,773 for the nine months ended September 30, 2012. The increase in interest expense is due mainly to the issuance of convertible preferred stock, resulting in a $112,838 interest charge, higher interest rates charged on the Company’s debt and interest on the debt assumed on the Freedom Acquisition.

Interest Income increased $52,338 from $0 for the nine months ended September 30, 2011 to $52,338 for the nine months ended September 30, 2012. The increase in interest income is due to interest being assessed on past due accounts receivable balances.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements.  We have historically met our capital requirements through the issuance of common and preferred stock, short-term borrowings and selling working interests in our oil and gas properties.  In the future, we expect to generate cash from sales of crude oil from our existing properties. Until cash provided by our operations is sufficient to cover our expenses and execute our development plans, we intend to continue to finance our operations through additional debt or equity financings, if available.

The following table summarizes our total current assets, total current liabilities and working capital deficiency as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
Current Assets	$1,112,288	$690,799
Current Liablities	4,160,474	6,889,687
Working Capital Deficiency	$(3,048,186)	$(6,198,888)

Cash and cash equivalents were $151,754 as of September 30, 2012, compared to $37,157 as of December 31, 2011. Changes in the net cash provided by and (used in) our operating, investing and financing activities are set forth in the following table:

	Nine Months Ended		Net Cash
	September 30,		Increase
	2012	2011	(Decrease)
Net cash used in operating activities	$(2,292,868)	$(953,242)	$(1,339,626)
Net cash provided by (used in) investing activties	$913,268	$(425,649)	$1,338,917
Net cash provided by financing activities	$1,494,197	$1,359,728	$134,469
Increase (decrease) in cash and cash equivalents	$114,597	$(19,163)	$133,760

Net Cash from operating activities is derived from the production of our oil reserves and changes in the balances of receivables, payables or other non-oil property asset account balances. For the nine months ended September 30, 2012, we had negative net cash from operating activities of $2,292,868 compared to negative net cash of $953,242 for the nine months ended September 30, 2011. This increase in net cash used of $1,339,626 was primarily due to a reduction in the issuance of common stock for services and other expenses as well as an increase in cash based expenditures for the nine months ended September 30, 2012 in comparison to the nine months ended September 30, 2011.

Net Cash from investing activities is derived from changes in oil and gas property and other property and equipment account balances. For the nine months ended September 30, 2012, we had positive net cash from investing activities of $913,268 compared to negative net cash of $425,649 for the nine months ended September 30, 2011. This increase in net cash of $1,338,917 was primarily due cash obtained in the Skyline Oil Agreement partially offset by sales and purchases of working interests in other oil and gas property for the nine months ended September 30, 2012.

Net Cash from financing activities is derived from the changes in long term liability account balances or in equity account balances, excluding retained earnings. For the nine months ended September 30, 2012, we had positive net cash from financing activities of $1,494,197 compared to positive net cash of $1,359,728 for the nine months ended September 30, 2011. This increase in net cash of $134,469 was primarily due an increase in the issuance of common stock for cash, offset by increased payments on notes payable for the nine months ended September 30, 2012 in comparison to the nine months ended September 30, 2011.

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

Since our inception, we have financed our cash flow requirements through the issuance of common and preferred stock, short and long-term borrowings and selling working interests in our oil and gas properties for cash and services. As we expand operational activities, we expect to continue to experience net negative cash flows from operations, pending the receipt of oil and gas sales or development fees. As a result, we will need to obtain additional financing to fund our operations. We intend to seek financing from time to time to provide working capital.

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

Jumpstart Our Business Startups Act (“JOBS Act”), adopted January 3, 2012

We qualify as an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933 (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are permitted to rely on exemptions from various reporting requirements including, but not limited to, the requirement to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes–Oxley Act of 2002, and the requirement to submit certain executive compensation matters to shareholder advisory votes such as “say on pay” and “say on frequency.”

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission (“SEC”) rules and forms. Such controls include those designed to ensure that information for disclosure is accumulated and communicated to management, including the Chairman and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2012. Based on this evaluation, the CEO and CFO have concluded that, as of September 30, 2012, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Internal control over financial reporting

There were no changes made in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

TX Holdings, Inc. v. Hewitt Energy Group LLC

On January 10, 2012, TX Holdings, Inc. (“TX Holdings”) filed an amended complaint against HEGLLC, a predecessor of the Company, Douglas C. Hewitt, Sr., Dexter & Dexter Attorneys at Law, P.C. and Michael Cederstrom in the United States District Court for the District of Utah (the “Utah Action”). The complaint arises out of a claimed agreement between HEGLLC and TX Holdings (the “Perth Sale Agreement”) pursuant to which HEGLLC agreed to sell to TX Holdings an interest in the Perth Project located in Kansas (the “Perth Interest”). TX Holdings’ complaint alleges certain causes of action, including, among others, unjust enrichment, breach of contract and breach of fiduciary duty. The complaint alleges that HEGLLC breached the Perth Sale Agreement by failing to deliver the Perth Interest to TX Holdings. TX Holdings seeks the Perth Interest and an unspecified amount of damages from the named parties. The Company does not believe it is obligated to deliver the Perth Interest to TX Holdings because it is the Company’s belief that TX Holdings breached the Perth Sale Agreement by, among other things, failing to pay the purchase price. A similar complaint was filed by TX Holdings in February 2010 in Florida State Court in the District of Miami, Dade County (the “Florida Action”). On July 5, 2011, the Florida court dismissed the claims against HEGLLC and Douglas C. Hewitt, Sr. in the Florida Action for lack of personal jurisdiction. TX Holdings appealed the decision dismissing the claims against HEGLLC and Douglas C. Hewitt, Sr. However, on April 24, 2012 TX Holdings filed a voluntary dismissal of that appeal. As a result of the voluntary dismissal, the only action remaining by TX Holdings against HEGLLC and Douglas C. Hewitt, Sr. was the Utah action. On August 9, 2012 TX Holdings submitted a stipulation of dismissal, with prejudice, to the United States District Court for the District of Utah, which has resolved all matters in this dispute.

Nostra Terra Oil & Gas Company v. Richfield Oil & Gas Company

On February 1, 2012, Nostra Terra Oil & Gas Company (“NTOG”) filed an action against the Company, HPI, HEGINC, and HEGLLC in the Twenty-Third Judicial District Court of Russell County, Kansas. The complaint alleges that the Company defaulted on its repayment obligations under a note and security agreement, dated April 13, 2011, in the principal amount of $1.3 million and accrued interest at 10% per annum. The complaint seeks foreclosure on two of the Company’s property leases located in Kansas. The note was due on January 31, 2012. On January 31, 2012, the Company requested the loan payoff and documents relating to the release of collateral from NTOG’s representatives. The Company followed up on this request with a written request on February 1, 2012. On or about March 19, 2012 the Company filed an answer to the Complaint and a Cross-Complaint against NTOG for tortious interference with business. The previously set trial date has been cancelled and no trial date currently exists. The Company intends to vigorously defend against this foreclosure action and repay any amount that is ultimately determined to be outstanding.

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

ITEM 1A. RISK FACTORS

Our business operations and the implementation of our business strategy are subject to significant risks inherent in our business, including, without limitation, the risks and uncertainties described below. The occurrence of any one or more of the risks or uncertainties described below could have a material adverse effect on our consolidated financial condition, results of operations and cash flows and could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this quarterly report. While we believe we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our business, operations, industry, financial position and financial performance in the future. Because of the following risks and uncertainties, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance and historical trends may not be consistent with results or trends in future periods. Our consolidated financial statements and the notes thereto and the other information contained in this quarterly report should be read in connection with the risk factors discussed below.

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

There are numerous uncertainties inherent in estimating quantities of oil and gas reserves and cash flows to be derived therefrom, including many factors beyond our control. The information concerning reserves and associated cash flow set forth in this quarterly report represents estimates only. In general, estimates of economically recoverable oil reserves and the future net cash flows therefrom are based upon a number of variable factors and assumptions, including the following, all of which may vary from actual results:

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

As of November 14, 2012, 28,758,363 shares of our common stock were issued and outstanding. In addition warrants to purchase 2,842,406 shares of our common stock were outstanding, notes convertible into approximately 770,905 shares of our common stock were outstanding and preferred stock convertible into approximately 152,000 shares of our common stock were outstanding . If we issue additional shares of common stock to new investors in the future, such issuance will result in dilution to each current stockholder by reducing the stockholder’s percentage ownership of the total outstanding shares of our common stock.

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

We have issued preferred stock and we may issue additional preferred stock in the future, which may adversely affect the rights of holders of our common stock and the value of such common stock.

Our Board of Directors is authorized to issue classes or series of preferred stock, without any action on the part of the stockholders. The Board of Directors also has the power, without stockholder approval, to set the terms of any such classes or series of preferred stock, including voting rights, dividend rights and preferences over the common stock with respect to dividends or upon the liquidation, dissolution or winding-up of our business and other terms. We recently issued preferred stock convertible into 152,000 shares of our common stock, and we may issue additional preferred stock in the future. The outstanding preferred stock and any additional preferred stock we issue in the future will have a preference over the common stock, with respect to the payment of dividends or upon liquidation, dissolution or winding-up. Also, although our outstanding preferred stock has no voting rights except as provided under Nevada law, future issuances of preferred stock may include voting rights that dilute the voting power of the common stock, which would adversely affect the rights of holders of the common stock or the value of the common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following summarizes all sales of our unregistered securities during the quarterly period ended September 30, 2012. The securities listed in each of the below referenced transactions were (i) issued without registration and (ii) were issued in reliance on the private offering exemptions contained in Sections 4(2), 4(5) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws as a transaction not involving a public offering. No placement or underwriting fees were paid in connection with these transactions. Proceeds from the sales of these securities were used for general working capital purposes. The securities are deemed restricted securities for purposes of the Securities Act.

Effective October 23, 2012, the Company implemented a 1-for-10 reverse stock split of its issued and outstanding common stock. All common share and per common share information in the transactions described below has been retroactively restated to reflect the reverse common stock split.

Sales of Common Stock

In July 2012, the Company issued 10,000 shares of common stock to an existing investor for cash of $25,000 or $2.50 per share.

In August 2012, the Company issued 10,000 shares of common stock to a consultant of the Company for consulting services valued at $25,000 or $2.50 per share. The shares were fully vested on the date of grant. The entire amount of this issuance was expensed in August 2012.

In August 2012, the Company issued 5,000 shares of common stock to a consultant of the Company for consulting services valued at $12,500 or $2.50 per share. The shares were fully vested on the date of grant. The entire amount of this issuance was expensed in August 2012.

In September 2012, the Company issued 30,000 shares of common stock to a consultant of the Company for future services for six months valued at $75,000 or $2.50 per share. These shares were fully vested on the date of grant. The amount of this issuance will be expensed over the six-month period.

Warrant Issuances

In July 2012, the Company granted warrants to an existing investor to purchase up to 10,000 shares of common stock with an exercise price of $5.00 per share, which expire on July 14, 2015.

In August 2012, the Company granted warrants to a related party to purchase up to 15,000 shares of common stock with an exercise price of $5.00 per share, which expire on September 29, 2013.

In September 2012, the Company granted warrants to unaffiliated investors to purchase up to 25,000 shares of common stock with an exercise price of $3.70 per share, which expire on September 4, 2015.

In September 2012, the Company granted warrants to unaffiliated investors to purchase up to 2,000 shares of common stock with an exercise price of $3.70 per share, which expire on September 20, 2015.

In September 2012, the Company granted warrants to unaffiliated investors to purchase up to 1,500 shares of common stock with an exercise price of $3.70 per share, which expire on September 24, 2015.

ITEM 6. EXHIBITS

The list of exhibits in the Exhibit Index to this quarterly report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RICHFIELD OIL & GAS COMPANY

Dated: November 14, 2012	By:	/s/ DOUGLAS C. HEWITT, SR.
Douglas C. Hewitt, Sr.
Chief Executive Officer

Dated: November 14, 2012	By:	/s/ GLENN G. MACNEIL
Glenn G. MacNeil.
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Certificate of Designation (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed on September 10, 2012).

3.2	Certificate of Amendment to Articles of Incorporation of Richfield Oil & Gas Company (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed on October 25, 2012).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 and 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

