Form 10-Q
period 2013-03-31
RICHFIELD OIL & GAS Co
filed 2013-05-15
CIK 1537834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to

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

Yes ☐   No ☒

The issuer had 34,454,880 shares of common stock outstanding as of May 13, 2013.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RICHFIELD OIL & GAS COMPANY

Condensed Consolidated Balance Sheets (Unaudited)

March 31, 2013 and December 31, 2012

	March 31,	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$99,981	$286,013
Accounts receivables	390,252	387,803
Deposits and prepaid expenses	118,867	390,750
Total current assets	609,100	1,064,566

Properties and equipment, at cost - successful efforts method:
Proved properties, including wells and related equipment	8,337,808	7,606,697
Unproved properties	14,310,223	14,164,053
Accumulated depletion, depreciation and amortization	(954,057)	(923,083)
	21,693,974	20,847,667

Other properties and equipment	236,212	236,212
Accumulated depreciation	(195,278)	(188,411)
	40,934	47,801

Total assets	$22,344,008	$21,960,034

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,360,181	$1,578,510
Accrued expenses and other payables	1,040,784	1,368,276
Current portion of notes payable	2,171,509	1,487,419
Convertible notes payable	1,352,560	1,352,560
Capital lease obligations	6,370	15,748
Total current liabilities	6,931,404	5,802,513

Long-term liabilities
Notes payable, net of current portion	1,235,309	1,674,691
Asset retirement obligations	449,015	482,157
Total long-term liabilities	1,684,324	2,156,848

Total liabilities	8,615,728	7,959,361

Commitments and contingencies

Stockholders' equity
Common stock, par value $.001; 250,000,000 authorized; 33,789,600 shares and 32,518,192 shares issued and outstanding at 3/31/2013 and 12/31/2012, respectively	33,789	32,518
Additional paid-in capital	46,413,402	45,147,563
Accumulated deficit	(32,718,911)	(31,179,408)
Total stockholders' equity	13,728,280	14,000,673

Total liabilities and stockholders' equity	$22,344,008	$21,960,034

See the accompanying notes to condensed consolidated financial statements

RICHFIELD OIL & GAS COMPANY

Condensed Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2013 and 2012

	Three Months Ended
	March 31,
	2013	2012
Revenues
Oil and natural gas sales	$212,167	$219,861
Total revenues	212,167	219,861

Operating expenses
Production expenses	219,165	257,741
Production taxes	7,567	7,774
Exploration	39,211	89,844
Lease expiration	46,937	13,997
Depletion, depreciation, amortization and accretion	80,046	52,474
General and administrative expenses	1,009,773	1,729,274
Asset retirement obligation expenses	135,614	-
Gain on sale of assets	-	(20,271)
Total expenses	1,538,313	2,130,833

Loss from operations	(1,326,146)	(1,910,972)

Other income (expenses)
Gain on settlement of liabilities	29,841	35
Interest and finance expenses	(216,432)	(242,042)
Interest income	-	24,846
Total other income (expenses)	(186,591)	(217,161)

Loss before income taxes	(1,512,737)	(2,128,133)

Income tax provision	(1,167)	-

Net loss	$(1,513,904)	$(2,128,133)

Net loss per common share - basic and diluted	$(0.05)	$(0.08)

Weighted average shares outstanding – basic and diluted	32,582,255	27,369,685

See the accompanying notes to condensed consolidated financial statements

RICHFIELD OIL & GAS COMPANY

Condensed Consolidated Statement of Stockholders' Equity (Unaudited)

For the Three Months Ended March 31, 2013

	Common Stock
			Additional		Total
			Paid-In	Accumulated	Stockholders'
	Shares	Par	Capital	Deficit	Equity
Balance - December 31, 2012	32,518,192	$32,518	$45,147,563	$(31,179,408)	$14,000,673

Sale of 68,000 common stock and 216,000 warrants for cash	68,000	68	169,932	-	170,000

Issued 8,000 common stock as settlement of payable	8,000	8	19,992	-	20,000

Issued 1,043,591 common stock for consultants, directors, officers and other employees outstanding payable	1,043,591	1,044	833,828	-	834,872

Issued 177,443 common stock for consultants and directors compensation	177,443	177	143,477	-	143,654

Return of 25,626 common stock for cancellation from unaffiliated investors related to the sale of oil and gas properties	(25,626)	(26)	-	(25,599)	(25,625)

Issued warrants with debt as a debt discount and modification of warrants	-	-	98,610	-	98,610

Net loss for the three month period	-	-	-	(1,513,904)	(1,513,904)

Balance - March 31, 2013	33,789,600	$33,789	$46,413,402	$(32,718,911)	$13,728,280

See the accompanying notes to condensed consolidated financial statements

RICHFIELD OIL & GAS COMPANY

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2013 and 2012

	Three Months ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,513,904)	$(2,128,133)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depletion, depreciation, amortization and accretion	80,046	52,474
Asset retirement obligation release on plugged wells	(39,000)	-
Gain on settlement of liabilities	(29,841)	(35)
Accrued interest income	-	-
Capitalized interest on notes payable	95	-
Amortization of pre-paid interest	6,164	45,959
Lease expirations	46,937	13,997
Gain on sale of assets	-	(20,271)
Amortization of debt discounts	3,451	83,371
Issuance of common stock and warrants for services and other expenses	234,886	996,500

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivables	(2,449)	91,863
Decrease (increase) in deposits and prepaid expenses	265,719	(266,821)
Decrease (increase) in other assets	-	(12)
Increase (decrease) in accounts payable	380,146	121,479
Increase (decrease) in accrued expenses and other payables	527,580	185,627
Increase (decrease) in due to directors	-	(5,537)
Increase (decrease) in due to related parties	-	3,595
Net cash used in operating activities	(40,170)	(825,944)

Cash flows from investing activities:
Investment in oil and gas properties, including wells and related equipment	(654,024)	(366,586)
Proceeds from sale of assets	120,000	219,568
Net cash used in investing activities	(534,024)	(147,018)

Cash flows from financing activities:
Proceeds from notes and convertible notes payable	261,794	100,000
Payments on notes and convertible notes payable	(41,632)	(19,727)
Payments on capital lease obligation	(9,378)	(8,574)
Proceeds from issuance of warrants	7,378	-
Proceeds from issuance of common stock - net of issuance costs	170,000	1,026,000
Net cash provided by financing activities	388,162	1,097,699

Net increase in cash and cash equivalents	(186,032)	124,737

Cash and cash equivalents - beginning of period	286,013	37,157

Cash and cash equivalents - end of period	$99,981	$161,894

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$7,531	$1,608
Cash paid during the period for income taxes	$1,167	$-

Non-cash financing and investing activities:
Purchase of oil and gas properties and conversion of JIB receivables billed to working interest holders through issuance of common stock and warrants	$-	$547,363
Capitalized oil and gas properties included in accounts payable	$452,366	$-
Sale of oil and gas properties for return of common stock	$25,625	$-
Conversion of pre-paid expenses, payables, and notes payable through issuance of common stock	$854,872	$1,428,000
Conversion of accounts payable through issuance of note payable	$21,000	$-
Capitalized asset retirement obligations	$22,738	$-
Write down of asset retirement obligation on sold properties	$18,839	$-

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

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, HEGINC, HOPIN and HR Land. All significant intercompany transactions and balances have been eliminated in consolidation.

The Company has been involved in leasing, exploring and drilling in Kansas, Oklahoma, Utah and Wyoming since its formation. The Company is participating in over 35,000 acres of leasehold, seismic surveys, and numerous drilling projects in these states.  The Company uses proven technologies and drilling and production methods that are both efficient and environmentally sound.

NOTE 2     GOING CONCERN

The Company’s condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations causing negative working capital, in that current liabilities exceed current assets, and the Company has negative operating cash flows, which raise substantial doubt about the Company’s ability to continue as a going concern. The Company sustained a net loss for the three months ended March 31, 2013 of $1,513,904 and a net loss for the year ended December 31, 2012 of $7,993,196, and has an accumulated deficit of $32,718,911 as of March 31, 2013.

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

RICHFIELD OIL & GAS COMPANY

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3     SIGNIFICANT ACCOUNTING POLICIES

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The financial statements included herein were prepared from the records of the Company in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Regulation S-X and S-K. In the opinion of management, all adjustments, of a normal recurring nature that are considered necessary for a fair presentation of the interim financial information, have been included. However, operating results for the periods presented are not necessarily indicative of the results that may be expected for a full year. The Company’s annual report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. There have been no material changes to the information disclosed in the notes to the consolidated financial statements included in the Company’s annual report on Form 10-K.

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

As the Company has incurred losses for the three months ended March 31, 2013 and 2012, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculations. As of March 31, 2013 and 2012, there were 2,643,510 and 3,017,543 potentially dilutive shares, respectively.

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

Substantially all of the Company’s accounts receivable result from oil and gas sales and joint interest billings (“JIBs”) to third parties in the oil and gas industry.  This concentration of customers and joint interest owners may impact the Company’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. As of March 31, 2013, 56% of the accounts receivable balance resulted from one entity. For the three months ended March 31, 2013 and 2012, all of the revenues resulted from producing wells in Kansas.

RICHFIELD OIL & GAS COMPANY

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4 OIL AND NATURAL GAS PROPERTIES

Acquisitions for the three months ended March 31, 2013

In January 2013, the Company purchased two leases in the HUOP Freedom Trend Prospect: (i) the Vern Bailey Lease totaling 111 net acres with a term of 10 years for a payment of $1,664 per year; and (ii) the City of Fountain Green Lease totaling 206 net acres with a term of 10 years and includes the right to use surplus city water for a one-time payment of $140,000.

Divestitures for the three months ended March 31, 2013

In March 2013, the Company sold a 20% working interest in the Wasatch National Forest #16-15 Well to two unaffiliated investors for a total of $145,626 of which $120,000 was paid in cash and $25,626 was paid through the return and cancelation of 25,626 shares of Common Stock valued at $1.00 per share.

RICHFIELD OIL & GAS COMPANY

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5     NOTES PAYABLE

Notes Payable consists of the following:

	March 31,	December 31,
	2013	2012
Note Payable, interest at 12.0% per annum, monthly payments of $7,500, due October 2013, secured by a 5.00% working interest in certain HUOP Freedom Trend Prospect leases.	$750,000	$750,000

Note Payable, interest at 10.0% per annum, monthly payments of $3,200, due June 2014, secured by a 1.00% working interest in certain HUOP Freedom Trend Prospect leases.	366,624	366,709

Note Payable, interest at 7.5% per annum, monthly payments of $1,949, due January 2014, secured by vehicle.	21,306	24,759

Note Payable, interest at 10.0% per annum, monthly payments of $15,000, due June 2014, secured by a 10.00% working interest in certain HUOP Freedom Trend Prospect leases.	716,327	716,327

Note Payable, interest at 10.0% per annum, monthly payments of $5,000, due June 2014, secured by a 1.00% working interest in certain HUOP Freedom Trend Prospect leases.	72,795	87,056

Note Payable, interest at 0.0% per annum, monthly payments of $1,500, due May 2013, unsecured.	4,476	7,380

Note Payable, interest at 8.0% per annum, monthly payments of $10,000, due December 2013, unsecured.	98,046	115,879

Note Payable, interest at 10.0% per annum, due September 2014, secured by certain new leases, rights, and interests in the Central Utah Overthrust Project.	250,000	250,000

Note Payable, interest at 6.0% per annum, quarterly payments of $50,000, due January 2014, secured by a 10.00% working interest in the Liberty Prospect.	589,000	589,000

Note Payable, interest at 0.0% per annum, due on demand, unsecured.	190,000	190,000

Note Payable, interest at 0.0% per annum, due July 31, 2013, unsecured	18,000	-

Note Payable, interset at 10.0% per annum, due on demand, secured by a 1.00% working interest in certain HUOP Freedom Trend Prospect leases.	65,000	65,000

Note Payable, interest at 8.0% per annum, due May 2013, secured by 500,000 shares of common stock.	247,201	-

Note Payable, 10.0% finance fee, due April 2013, secured by 1.00% working interest in certain HUOP Freedom Trend Prospect leases.	18,043	-

Total Notes Payable	3,406,818	3,162,110
Less: Current Portion (includes demand notes)	(2,171,509)	(1,487,419)
Long-Term Portion	$1,235,309	$1,674,691

RICHFIELD OIL & GAS COMPANY

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6     CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consists of the following:

	March 31,	December 31,
	2013	2012
Note Payable interest at 12.0% per annum, due on demand, convertible into common shares of the Company at a conversion rate of $2.50 per common share, unsecured.	52,560	52,560

Note Payable interest at 10.0% per annum, due on demand, convertible into common shares of the Company at a conversion rate of $2.50 per common share, secured by certain Kansas Leases and 10.00% working interest in certain Fountain Green Project Leases (see NOTE 14 LEGAL PROCEEDINGS).	1,300,000	1,300,000

Total Convertible Notes Payable	1,352,560	1,352,560
Less: Current Portion (includes demand notes)	(1,352,560)	(1,352,560)
Long-Term Portion	$-	$-

NOTE 7    CAPITAL LEASE OBLIGATION

The Company leases well equipment under a capital lease agreement.  The term of the capital lease is for 5 years, bears interest at 9.0%, with monthly payments of $3,200 per month with the final payment due on May 20, 2013.  As of March 31, 2013 and December 31, 2012, the remaining capital lease obligation was $6,370 and $15,748, respectively.

As of March 31, 2013 and December 31, 2012, well equipment acquired under capital leases totaled $154,155 and accumulated depreciation was $111,946 and $106,440, respectively.

NOTE 8     OPERATING LEASES

The Company leases office space in Salt Lake City, Utah (“Premises Lease”) which consists of approximately 3,903 square feet.  The Company has a prepaid security deposit of $8,954.  The Company renewed the Premises Lease for an additional year effective September 1, 2012 with an annualized lease obligation of $110,167. The option to renew for the period September 1, 2013 to August 31, 2014 is an annualized obligation of $112,902. For the three months ended March 31, 2013 and 2012, the Premises Lease payments were $27,306 and $28,871, respectively.

The Company leases a printer, copier and fax machine. The Company entered into a new lease with new equipment for 36 months commencing January 11, 2013.  The previous lease with monthly payments of $255 was canceled. The monthly lease payment on the new lease is $629. For the three months ended March 31, 2013 and 2012, the lease payments were $1,258 and $765, respectively.

NOTE 9      ASSET RETIREMENT OBLIGATIONS

FASB ASC 410 requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable. Under this method, when liabilities for dismantlement and abandonment costs, excluding salvage values, are initially recorded, the carrying amount of the related oil and gas properties is increased. The fair value of the ARO asset and liability is measured using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted using the units of production method. Should either the estimated life or the estimated abandonment costs of a property change materially upon the Company’s periodic review, a new calculation is performed using the same methodology of taking the abandonment cost and inflating it forward to its abandonment date and then discounting it back to the present using the Company’s credit-adjusted-risk-free rate. The carrying value of the asset retirement obligation is adjusted to the newly calculated value, with a corresponding offsetting adjustment to the carrying cost of the related asset.

The following table summarizes the Company’s asset retirement obligation transactions recorded in accordance with the provisions of FASB ASC 410 during the three months ended March 31, 2013:

RICHFIELD OIL & GAS COMPANY

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31,
2013
Beginning asset retirement obligation	$482,157
Liabilities incurred in the current period	17,294
Liabilities settled in the current period	(57,839)
Accretion of discount on asset retirement obligations	1,959
Revisions of previous estimates	5,444
Ending asset retirement obligations	$449,015

NOTE 10 PREFERRED STOCK

As of March 31, 2013 and December 31, 2012, the Company had 50,000,000 shares of preferred stock authorized at a par value of $0.001 per share and had no shares of preferred stock issued or outstanding.

NOTE 11     COMMON STOCK

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

In January 2013, the Company issued 68,000 shares of common stock to unaffiliated investors for cash of $170,000 or $2.50 per share. In addition, the Company granted warrants to purchase up to 216,000 shares of common stock with an exercise price of $2.50 per share and expired between April 2013 and January 2014.

In March 2013, two unaffiliated investors returned 25,626 shares of our common stock, valued at $25,626, or $1.00 per share, and paid us $120,000 in cash to purchase a 20.00% working interest in our Wasatch National Forest #16-15 Well for a total value of $145,626. The shares were returned to the Company and subsequently cancelled.

In March 2013, the Company issued 1,043,591 shares of common stock, valued at $834,872, or $0.80 per share to consultants, directors, officers and other employees as payment for outstanding payables.

In March 2013, the Company issued 176,443 shares of common stock, valued at $141,154, or $0.80 per share to consultants and directors as compensation for services. The shares issued were fully vested and the value of services received was expensed on the date of grant.

NOTE 12     WARRANTS TO PURCHASE COMMON STOCK

As of March 31, 2013, there were 2,102,486 warrants to purchase shares of common stock outstanding and fully vested. These warrants have an exercise price between $1.00 and $5.00 per share and expire at various times between April 2013 and September 2015.

In March 2013, as a condition for receiving new funds from an existing investor, previously issued warrants with an exercise price between $2.50 and $5.00 were modified to an exercise price of $1.00. The fair value of the modification was expensed during the three months ended March 31, 2013

During the three months ended March 31, 2013, warrants totaling 253,000 for shares of common stock were granted.

Of the total warrants granted during the three months ended March 31, 2013, 216,000 warrants were granted in conjunction with private placements of common stock for cash proceeds (see NOTE 11 COMMON STOCK) that had an original an exercise price of $2.50 per share and expired between April 2013 and January 2014.

The fair value of the remaining 37,000 warrants granted during the three months ended March 31, 2013, were issued in conjunction with a debt agreement and accounted for by the Company under the provisions of FASB ASC 470. These standards require the Company to allocate the funds received under the debt agreement between the two elements of the instrument based on their relative fair values as of the issuance date.  The Company uses the Black-Scholes option valuation model to calculate the fair value of warrants at the date of grant.  Warrant pricing models require the input of highly subjective assumptions, including the expected price volatility.  For warrants granted, the Company used a variety of comparable and peer companies to determine the expected volatility.  The Company believes the use of peer company data fairly represents the expected volatility it would experience if the Company was more actively publicly traded in the oil and gas industry over the contractual term of the warrants. Changes in these assumptions can materially affect the fair value estimate.

RICHFIELD OIL & GAS COMPANY

Notes to Condensed Consolidated Financial Statements (Unaudited)

During the three months ended March 31, 2013, the Company has determined the relative fair value of the 37,000 warrants granted to be $7,378. As of March 31, 2013, $3,450 has been expensed with $3,928 remaining to be expensed in future periods over the life of the notes.

The following is the weighted average of the assumptions used in calculating the fair value of the warrants granted during the year using the Black-Scholes model:

Three Months Ended
March 31,2013
Fair market value	$0.96
Exercise price	$1.00

Risk free rates	0.17%
Dividend yield	0.00%
Expected volatility	60.48%
Contractual term	1.0 Years

The weighted-average relative fair market value at the date of grant for warrants granted are as follows:

Fair value per warrant	$0.1994
Total warrants granted	37,000
Total relative fair value of warrants granted	$7,378

The following table summarizes the Company’s total warrant activity for the three months ended March 31, 2013:

			Weighted-
			Average
		Weighted-	Remainder
		Average	Contractual
	Warrants	Exercise Price	Term in Years

Warrants outstanding as of December 31, 2012	2,166,874	$2.58	1.10
Granted	253,000	$2.28	0.39
Exercised	-	-	-
Forfeited/Expired	(317,388)	-	-
Warrants outstanding as of March 31, 2013	2,102,486	$2.55	1.16

NOTE 13     RELATED PARTY TRANSACTIONS

Certain Relationships and Related Transactions

A.	Douglas C. Hewitt, Sr., Chief Executive Officer and a Director

An affiliate of Douglas C. Hewitt, Sr., Chief Executive Officer and a Director, is a party to the following transactions with Richfield for the three months ended March 31, 2013 as described below.

The D. Mack Trust

•	Mr. Hewitt is the sole beneficiary of The D. Mack Trust, an irrevocable trust established by Mr. Hewitt on May 15, 2009. As of March 31, 2013, the D. Mack Trust had ORRIs ranging from 0.50% to 3.625% in 1,636 net acres leased by Richfield in Kansas and Oklahoma. The D. Mack Trust received $4,400 and $1,850 in royalties for the three months ended March 31, 2013 and 2012, respectively, from the overriding royalty interests.

RICHFIELD OIL & GAS COMPANY

Notes to Condensed Consolidated Financial Statements (Unaudited)

B.	Joseph P. Tate, a Director

Joseph P. Tate, a Director, is a party to the following transaction with Richfield for the three months ended March 31, 2013:

•	As of March 31, 2013, Mr. Tate had a 12.50% landowner overriding royalty interest in 1,816 acres within our HUOP Freedom Trend Prospect that we purchased from him prior to him becoming a director. Mr. Tate did not receive any royalties during the three months ended March 31, 2013 and 2012 relating to his overriding royalty interest.

NOTE 14 LEGAL PROCEEDINGS

Nostra Terra Oil & Gas Company v. Richfield Oil & Gas Company

On February 1, 2012, Nostra Terra Oil & Gas Company (“NTOG”) filed an action against the Company, HPI, HEGINC, and HEGLLC in the Twenty-Third Judicial District Court of Russell County, Kansas. The complaint alleges that the Company defaulted on its repayment obligations under a note and security agreement, dated April 13, 2011, in the principal amount of $1,300,000 and accrued interest at 10% per annum. The complaint seeks foreclosure on two of the Company’s property leases located in Kansas. The note was due on January 31, 2012. On January 31, 2012, the Company requested the loan payoff and documents relating to the release of collateral from NTOG’s representatives. The Company followed up on this request with a written request on February 1, 2012. On or about March 19, 2012 the Company filed an answer to the Complaint and a Cross-Complaint against NTOG for tortious interference with business. The previously set trial date has been cancelled and no trial date currently exists. The Company intends to vigorously defend against this foreclosure action and repay any amount that is ultimately determined to be outstanding. The obligations due and owing under this note and security agreement are fully accounted for in the Company’s financial statements as of March 31, 2013.

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

NOTE 15     SUBSEQUENT EVENTS

In April 2013, the Company issued 100,000 shares of common stock to unaffiliated investors for cash of $100,000 or $1.00 per share. In addition, the Company granted warrants to purchase up to 50,000 shares of common stock with an exercise price of $1.00 per share, which expire in April 2014.

In April 2013, the Company issued 25,000 warrants to purchase shares of common stock to a consultant for services with an exercise price of $1.00 per share, that expire in April 2014. The warrants were valued at $6,306 and the value of the services received was expensed on the date of grant.

In April 2013, the Company issued 119,003 shares of common stock to consultants of the Company for compensation for services valued at $114,923 or between $0.91 and $1.00 per share. The shares issued were fully vested and the value of services received was expensed on the date of grant.

RICHFIELD OIL & GAS COMPANY

Notes to Condensed Consolidated Financial Statements (Unaudited)

In May 2013, the Company purchased two 5 year leases with a 5 year option to renew in the HUOP Freedom Trend Project totaling 1,328 acres for $74,387. As part of the consideration for the leases the Company issued 10,000 shares of common stock valued at $8,000 or $0.80 per share and the balance of $66,387 to be paid in cash by June 2013.

In May 2013, the Company purchased a 10 year lease in the HUOP Freedom Trend Prospect totaling 422 acres with annual payments of $6,329.

In May 2013, the Company announced the appointment of Alan D. Gaines as Chairman of the Board of Directors and as part of his compensation package, the Company awarded Mr. Gaines 3,500,000 common stock options with an exercise price of $1.00 vesting over a 24 month period subject to certain targets being achieved and expire in May 2020.

In May 2013, the Company issued 186,250 shares of common stock to unaffiliated investors for cash of $149,000 or $0.80 per share. In addition, the Company granted warrants to purchase up to 93,125 shares of common stock with an exercise price of $1.00 per share, which expire in May 2014.

In May 2013, the Company issued 250,000 shares of common stock to our Director, Joseph P. Tate, for cash of $200,000 or $0.80 per share. In addition, the Company granted warrants to purchase up to 125,000 shares of common stock with an exercise price of $1.00 per share, which expire in May 2014.

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

Forward-Looking Statements

The statements contained in this quarterly report on Form 10-Q that are not historical facts represent management’s beliefs and assumptions based on currently available information and constitute “forward-looking statements.” These statements include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. These forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include but are not limited to the following:

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

Overview of our Business

We are an independent oil and gas exploration and production company with projects in Kansas, Oklahoma, Utah and Wyoming. The focus of our business is acquiring, retrofitting and operating or selling oil and gas assets and related production. We have three primary strategic directions:

•	We use our research technology to identify prospective properties in Kansas and Oklahoma that were initially developed between the 1920s and 1950s, but which may be subject to further development through the use of more modern production techniques. We refer to these properties as our “Mid-Continent Project,” which currently includes 2,626 gross (2,482 net) acres. We have identified significant oil and natural gas reserves from these early exploration properties, many of which were previously underdeveloped due to inefficient and antiquated exploration and production methods and low commodity prices. In most cases these wells were developed and left fallow by major oil and gas companies. Using current technology and methodologies, we have successfully developed both production and proved reserves within these fields, and we intend to continue to pursue this strategy in the future.

•	We have three properties on the Utah–Wyoming Overthrust, including one property containing a well that we are in the process of refurbishing in order to place it into production. We currently own or lease 2,311 gross (2,303 net) acres on the Utah-Wyoming Overthrust, near the border between northern Utah and south-western Wyoming. We refer to these properties as our “Utah-Wyoming Overthrust Project.” We intend to conduct additional development activities with respect to our Utah-Wyoming Overthrust Project.

•	We have conducted a limited amount of exploration for oil and natural gas reserves in the Central Utah Overthrust region, where we are participating in over 30,899 gross (10,563 net) acres. We refer to these properties as our “Central Utah Overthrust Project.” We and our partners intend to conduct drilling operations, acquire additional acreage and to conduct further exploration activities with respect to our Central Utah Overthrust Project.

Our approach to acquiring leases and developing producing properties focuses on three types of development activities:

•	Activities involving the identification, acquisition and development of leases of property in which oil or natural gas is known to exist.

•	Activities involving low or moderate exploration and development risk. These include leases of property where oil and natural gas has been produced in the past but there are no existing wells.

•	Activities involving the acquisition of properties where it is reasonably believed that potential hydrocarbon values exist based on analysis involving geochemical, radiometric, gravitational and seismic data. This may include projects that have never been drilled or tested for oil and natural gas in the past.

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

Production History

The following table presents information about our produced oil volumes during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. We did not produce natural gas during these time periods. As of March 31, 2013, we were selling oil from a total of 14 gross wells (13.34 net), compared to 11 gross wells (10.2 net) as of March 31, 2012.

	Three Months Ended
	March 31,
	2013	2012
Net Production:
Oil (Bbl)	2,393	2,295

Average Sales Price:
Oil (per Bbl)	$88.66	$95.80

Average Production Costs:
Oil (per Bbl)	$91.59	$112.31

Depletion of Oil and Gas Properties

Our depletion expense is driven by many factors, including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs.  Our depletion expense totaled $24,248 and $22,055 for the three months ended March 31, 2013 and 2012, respectively.

The following table presents our depletion expenses per barrel of oil for the three months March 31, 2013 and 2012.

	Three Months Ended
	March 31,
	2013	2012

Depletion of Oil (per Bbl):	$10.13	$9.61

Results of Operations

The following presents an overview of our results of operations for the three months ended March 31, 2013, compared to the three months ended March 31, 2012.

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Average Daily Production. Our net oil production for the three months ended March 31, 2013 averaged approximately 27 Bopd after royalties compared to approximately 25 Bopd for the three months ended March 31, 2012. The increase in production in 2013 over 2012 is primarily due to three net new wells added in Kansas offset by temporary well repair downtime and normal production decline.

Oil Revenues. Our oil revenues decreased by $7,694 or 3.5% from $219,861 for the three months ended March 31, 2012 to $212,167 for the three months ended March 31, 2013. The decrease in revenue is due to a decrease in our average prices per barrel of oil sold. During the three months ended 2013, we realized an $88.66 weighted average price per barrel of crude oil compared to $95.80 during the three months ended March 31, 2012 resulting in a $7.14 per barrel decrease or $16,386. This was partially offset by an increase of 98 barrels of net oil produced or $8,692 during the three months ended March 31, 2013 over the three months ended March 31, 2012.

Net Loss on Earnings Per Share. We realized a net loss of $1,513,904 (approximately $(0.05) per basic and diluted share of common stock) for the three months ended March 31, 2013 compared to a net loss of $2,128,133 (approximately $(0.08) per basic and diluted share of common stock) for the three months ended March 31, 2012. The decrease of $614,299 in net loss was due to a decrease of $592,520 in our operating expenses and a decrease of $30,570 in our other income and expenses.

Operating Expenses. Total operating expenses were $1,538,313 for the three months ended March 31, 2013 compared to $2,130,833 for the three months ended March 31, 2012. The $592,520 or 27.8% decrease in operating expenses was due primarily to a decrease in general and administrative expenses of $719,501 offset by an increase in asset retirement obligation expenses of $135,614 and a net decrease in all other operating expenses of $8,633.

Production Expenses. Our production expenses for the three months ended March 31, 2013 were $219,165, or $91.59 per barrel of oil, compared to $257,741, or $112.31 per barrel of oil, for the three months ended March 31, 2012, which represents a $38,576 or 15.0% decrease. The overall production expenses decreased due to a large one time repair charge in our Perth field during the three months ended March 31, 2012. Our cost per barrel for the three months ended March 31, 2013 continues to remain above the industry averages due to our fixed costs, such as electricity, personnel and related expenses, and the cost of maintaining wells our 29 current non-producing wells including eight salt water disposal wells that are underutilized. We expect our fixed costs on a per barrel basis will decline as we place into production our non-producing wells.

Exploration Expenses. Exploration expenses decreased 56.4%, or $50,633, from $89,844 for the three months ended March 31, 2012 to $39,211 for the three months ended March 31, 2013. This decrease is due to less work performed in the three months ended March 31, 2013 on our undeveloped Utah prospects. We continued to focus our resources on our proved properties, which are primarily in Kansas.

Lease Expirations. Lease expirations were $46,937 for the three months ended March 31, 2013 compared to $13,997 for the three months ended March 31, 2012. We continue our effort to renew as many expiring leases as possible that are not being held by production. During the three months ended March 31, 2013 one lease that we were unsuccessful in renewing due to excessive terms requested by the landowner, accounted for $46,179 of the lease expirations expense.

Depletion, Depreciation, Amortization and Accretion. We recorded depletion, depreciation, amortization and accretion of $80,046 during the three months ended March 31, 2013 compared to $52,474 during the three months ended March 31, 2012. The $27,572 increase was mainly due to increased depreciation of $24,979 during the three months ended March 31, 2013 on our well equipment on our proved properties as a result of $726,473 in equipment additions since March 31, 2012. The remaining increase is due primarily to increased depletion expense as a result of higher production volumes.

General and Administrative Expenses. General and administrative expenses were $1,009,774 for the three months ended March 31, 2013 compared to $1,729,274 for the three months ended March 31, 2012. The $719,500 or 41.6% decrease was attributable to an $834,375 decrease in stock compensation to consultants, directors, officers and other employees during the three months ended March 31, 2013 compared to 2012. This decrease was offset by an $190,958 increase in legal and audit fees in 2013 over 2012. The remaining decrease of $76,083 is attributable to a net reduction in all other expense items.

Asset Retirement Obligation Expenses. We had $135,614 in asset retirement obligation expenses for the three months ended March 31, 2013 compared to zero in the three months ended March 31, 2012. This increase is due to the cost for plugging three wells in Kansas during the three months ended March 31, 2013 exceeded the asset retirement obligation liability for those three wells. These wells had been shut-in since our purchase of the leases. They were in very poor mechanical condition that was unknown to us prior to starting our rework procedures.

Gain on Sale of Assets. During the three months ended March 31, 2013 we did not have any net gain on sale of assets compared to $20,271 for the three months ended March 31, 2012. The gain on sale of assets in 2012 is attributable to the sale of working interest in the Koelsch Field resulting in a gain of $11,271 and the sale of well equipment resulting in a gain of $9,000.

Other Income (Expenses). Total other income and expenses during the three months ended March 31, 2013 was a net expense of $186,591 compared to a net expense of $217,161 for the three months ended March 31, 2012 representing a decrease of $30,570 or 14.1%.

For the three months ended March 31, 2013, other income consisted of a gain on settlement of liabilities totaling $29,841 compared to $35 for the three months ended March 31, 2012 as a result of our settlement of certain trade payable obligations for less than what was owed. In addition, for the three months ended March 31, 2013, we had zero interest income compared to $24,846 for the three months ended March 31, 2012. This interest income for the three months ended March 31, 2012 is associated with past due receivables from a working interest holder.

For the three months ended March 31, 2013, we incurred interest and finance expenses of $216,432 compared to interest and finance expenses of $242,042 for the three months ended March 31, 2012. The $25,610 decrease in 2013 is due to $79,918 in lower interest-related expenses associated with fewer common stock warrants granted to lenders, a $36,924 net decrease in interest expense mainly due to a reduction in our overall effective interest rates on our notes payable, offset by a $91,232 expense associated with the modification of previously issued warrants.

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

The following table summarizes our total current assets, total current liabilities and working capital deficiency as of March 31, 2013 compared to December 31, 2012:

	March 31,	December 31,
	2013	2012
Current Assets	$609,100	$1,064,566
Current Liablities	6,931,404	5,802,513
Working Capital Deficiency	$(6,322,304)	$(4,737,947)

Cash and cash equivalents were $99,981 as of March 31, 2013, compared to $286,013 as of December 31, 2012. Changes in the net cash provided by and (used in) our operating, investing and financing activities for the three months ended March 31, 2013 and 2012 are set forth in the following table:

	Three Months Ended		Net Cash
	March 31,		Increase
	2013	2012	(Decrease)
Net cash used in operating activities	$(40,170)	$(825,944)	$785,774
Net cash used in investing activities	(534,024)	(147,018)	(387,006)
Net cash provided by financing activities	388,162	1,097,699	(709,537)
Increase (decrease) in cash and cash equivalents	$(186,032)	$124,737	$(310,769)

Net cash from operating activities is derived from net income from operations adjusted for non-cash items, changes in the balances of accounts receivables, deposits and prepaid expenses, accounts payables, accrued expenses and other payables. For the three months ended March 31, 2013, we used net cash in operating activities in the amount of $40,170 compared to $825,944 for the three months ended March 31, 2012. This increase in net cash of $785,774 was primarily due to an increase in accounts payable of $258,667, an increase in accrued liabilities and other payables of $341,923, and a decrease of deposits and prepaid expenses of $532,540 offset by a net decrease of $347,356 in all other operating items.

Net cash from investing activities is derived from the proceeds and disbursements from sales and purchases of oil and gas properties, including wells and related equipment. For the three months ended March 31, 2013, we used cash for investing activities in the amount of $534,024 compared to $147,018 for the three months ended March 31, 2012. This decrease in net cash of $387,006 was primarily due to a decrease in net cash for investments in our undeveloped Utah properties in the amount of $145,503 a decrease in net cash for investments in our Kansas and Wyoming wells and related equipment in the amount of $141,935 and a reduction in the sale of oil and gas assets in the amount of $99,568.

Net cash from financing activities is derived from the proceeds from the issuance of equity securities and notes and convertible notes payable less the payments on our notes and convertible notes payable. For the three months ended March 31, 2013, we had an increase in net cash from financing activities of $388,162 compared to an increase in net cash of $1,097,699 for the three months ended March 31, 2012. The decrease in our net cash of $709,537 was made up of a decrease in the issuance of common stock and warrants for cash in the amount of $848,622, increased payments on our notes and convertible notes payable resulting in a decrease in cash in the amount of $22,709 which were offset by $161,794 in cash from increased debt.

Satisfaction of our cash obligations for the next 12 months and our ability to continue as a going concern

Our operations do not produce significant cash flow and we rely almost exclusively on external sources of liquidity. As of March 31, 2013, we have a $6,322,304 working capital deficiency and we need additional funding to pay our current liabilities, continue as a going concern and execute our business plan. We have historically addressed working capital deficiencies through frequent private sales of stock and warrants for cash, exchanges of stock and warrants in satisfaction of liabilities or for services, issuing short- and long-term promissory notes and sales of our assets. We will continue to depend on these and other external sources of liquidity for the foreseeable future. If we cannot obtain the necessary capital to pay our current liabilities, we may be subject to litigation and foreclosure proceedings. We will also need to obtain additional funding to make our planned capital expenditures. If we are unable to secure such additional funding, we will be unable to pursue our plans, we may have to cease or significantly curtail our operations, including our plans to acquire additional acreage positions and development activities. Our ability to raise additional capital is critical to our ability to continue to operate our business.

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

Our independent registered public accounting firm’s report on our December 31, 2012 financial statements expresses doubt about our ability to continue as a going concern. The report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern due to substantial losses from operations, negative working capital, negative cash flow, and the lack of sufficient capital, as of the date the report was issued, to support our planned capital expenditures to continue our drilling programs through 2013 or later. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Over the next twelve months we do not expect our existing capital and anticipated funds from operations to be sufficient to sustain our planned expansion. Consequently, we intend to seek additional capital to fund growth and expansion through equity financings, debt financings and/or credit facilities. We have no assurance that such financing will be available, and if available, the terms under which such financing would be given.

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

Critical Accounting Policies

The establishment and consistent application of accounting policies is a vital component of accurately and fairly presenting our consolidated financial statements in accordance accounting principles generally accepted in the United States of America (“GAAP”), as well as ensuring compliance with applicable laws and regulations governing financial reporting. While there are rarely alternative methods or rules from which to select in establishing accounting and financial reporting policies, proper application often involves significant judgment regarding a given set of facts and circumstances and a complex series of decisions.

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

Jumpstart Our Business Startups Act (“JOBS Act”), adopted January 3, 2012

We qualify as an “emerging growth company,” as defined in Section 2(a) of the Securities Act as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are permitted to rely on exemptions from various reporting requirements including, but not limited to, the requirement to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes–Oxley Act of 2002, and the requirement to submit certain executive compensation matters to shareholder advisory votes such as “say on pay” and “say on frequency.”

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013. Based on this evaluation, the CEO and CFO have concluded that, as of March 31, 2013, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes made in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Nostra Terra Oil & Gas Company v. Richfield Oil & Gas Company

On February 1, 2012, Nostra Terra Oil & Gas Company (“NTOG”) filed an action against the Company, HPI, HEGINC, and HEGLLC in the Twenty-Third Judicial District Court of Russell County, Kansas. The complaint alleges that the Company defaulted on its repayment obligations under a note and security agreement, dated April 13, 2011, in the principal amount of $1,300,000 and accrued interest at 10% per annum. The complaint seeks foreclosure on two of the Company’s property leases located in Kansas. The note was due on January 31, 2012. On January 31, 2012, the Company requested the loan payoff and documents relating to the release of collateral from NTOG’s representatives. The Company followed up on this request with a written request on February 1, 2012. On or about March 19, 2012 the Company filed an answer to the Complaint and a Cross-Complaint against NTOG for tortious interference with business. The previously set trial date has been cancelled and no trial date currently exists. The Company intends to vigorously defend against this foreclosure action and repay any amount that is ultimately determined to be outstanding. The obligations due and owing under this note and security agreement are fully accounted for in the Company’s financial statements as of March 31, 2013.

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

Our losses from continuing operations were $1,513,904 for the three months ended March 31, 2013 and $2,128,133 for the three months ended March 31, 2012. No assurance can be given that we will achieve profitability or positive cash flows from our operations in the future. Our current cash balance, together with cash anticipated to be provided by operations, will not be sufficient to satisfy our anticipated cash requirements for normal operations and capital expenditures for the foreseeable future. There can be no assurance that our business operations will prove to be successful in the long-term. Our future operating results will depend on many factors, including:

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

Our mineral leases are subject to expiration if we do not commence development operations that result in production within a proscribed term. Each of the leases relating to undeveloped acreage will expire at the end of its term unless we renew the lease, initiate development operations or establish production from the acreage. While we expect to establish production from most of our properties or exercise our option to extend prior to expiration of the applicable lease term, there can be no guarantee we can do so. If we are unable to establish production on our leased acreage, the cost to renew leases may increase significantly and we may not be able to renew such leases on commercially reasonable terms or at all.

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

Douglas C. Hewitt, Sr., a Director and our President and Chief Executive Officer beneficially owned approximately 26.8% of our common stock as of March 31, 2013, Glenn G. MacNeil, a Director and our Chief Financial Officer, owned approximately 7.5% of our common stock as of March 31, 2013 and our directors and executive officers collectively beneficially owned approximately 40.1% of our common stock as of March 31, 2013. Consequently, Messrs. Hewitt and MacNeil individually, and our directors and executive officers as a group are able to exert significant influence over the election of directors and the outcome of most corporate actions requiring stockholder approval which may have the effect of delaying or precluding a third party from acquiring control of us.

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

We have authorized capital of 250,000,000 shares of common stock and 50,000,000 shares of preferred stock. As of March 31, 2013, 33,789,600 common shares and no preferred shares were issued and outstanding. In addition, as of March 31, 2013, we had outstanding warrants to purchase approximately 2,102,486 shares of our common stock, and notes convertible into 541,024 shares of our common stock. Our Board of Directors has authority, without action or vote of our shareholders, to issue all or part of the authorized but unissued shares. Any such issuance will dilute the percentage ownership of our shareholders, and may dilute the book value of our common stock.

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

If a substantial number of our existing stockholders decide to sell shares of their common stock in the public market, the price at which our common stock trades could decline. Additionally, the public market’s perception that such sales might occur may also depress the price of our common stock. Of the 34,454,880 shares currently outstanding, 4,539,730 shares are freely tradable without restriction.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following summarizes all sales of our unregistered securities during the quarterly period ended March 31, 2013. The securities listed in each of the below referenced transactions were (i) issued without registration and (ii) were issued in reliance on the private offering exemptions contained in Sections 4(2), 4(5) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws as a transaction not involving a public offering. No placement or underwriting fees were paid in connection with these transactions. Proceeds from the sales of these securities were used for general working capital purposes. The securities are deemed restricted securities for purposes of the Securities Act.

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

In March 2013, the Company issued 1,043,591 shares of common stock, valued at $834,872, or $0.80 per share to consultants, directors, officers and other employees as payment for outstanding payables.

In March 2013, the Company issued 176,443 shares of common stock, valued at $141,154, or $0.80 per share to consultants and directors as compensation for services. The shares issued were fully vested and the value of services received was expensed on the date of grant.

Warrant Issuances

In January 2013, the Company granted warrants in connection with common stock issuances to purchase up to 216,000 shares of common stock with an exercise price of $2.50 per share, which expire between April 2013 and January 2014.

In February 2013, the Company granted warrants in connection with a new note payable to purchase up to 12,000 shares of common stock with an exercise price of $1.00 per share, which expire in December 2013.

In March 2013, the Company granted warrants in connection with a new note payable to purchase up to 25,000 shares of common stock with an exercise price of $1.00 per share, which expire in March 2014.

ITEM 6.  EXHIBITS

The list of exhibits in the Exhibit Index to this quarterly report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RICHFIELD OIL & GAS COMPANY

Dated: May 15, 2013	By:	/s/ DOUGLAS C. HEWITT, SR.
Douglas C. Hewitt, Sr.
Chief Executive Officer

Dated: May 15, 2013	By:	/s/ GLENN G. MACNEIL
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

