Form 10-Q
period 2013-06-30
RICHFIELD OIL & GAS Co
filed 2013-08-14
CIK 1537834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
Yes ☐     No ☒

The issuer had 38,793,830 shares of common stock outstanding as of August 14, 2013.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

RICHFIELD OIL & GAS COMPANY

Condensed Consolidated Balance Sheets (Unaudited)

June 30, 2013 and December 31, 2012

	June 30,	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$81,285	$286,013
Accounts receivables	268,585	387,803
Deposits and prepaid expenses	90,602	390,750
Total current assets	440,472	1,064,566

Properties and equipment, at cost - successful efforts method:
Proved properties	7,288,558	6,581,725
Unproved properties	14,265,473	14,164,053
Well and related equipment	1,501,813	1,024,972
Accumulated depletion, depreciation and amortization	(1,034,782)	(923,083)
	22,021,062	20,847,667

Other properties and equipment	219,231	236,212
Accumulated depreciation	(199,495)	(188,411)
	19,736	47,801

Total assets	$22,481,270	$21,960,034

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,111,743	$1,578,510
Accrued expenses and other payables	1,493,582	1,368,276
Current portion of notes payable	2,063,555	1,487,419
Convertible notes payable	1,352,560	1,352,560
Capital lease obligations	-	15,748
Derivative Liability	871,814	-
Total current liabilities	7,893,254	5,802,513

Long-term liabilities
Notes payable, net of current portion	-	1,674,691
Asset retirement obligations	459,375	482,157
Total long-term liabilities	459,375	2,156,848

Total liabilities	8,352,629	7,959,361

Commitments and contingencies

Stockholders' equity
Common stock, par value $.001; 250,000,000 authorized; 37,296,015 shares and 32,518,192 shares issued and outstanding at 6/30/2013 and 12/31/2012, respectively	37,296	32,518
Additional paid-in capital	49,033,153	45,147,563
Accumulated deficit	(34,941,808)	(31,179,408)
Total stockholders' equity	14,128,641	14,000,673

Total liabilities and stockholders' equity	$22,481,270	$21,960,034

See the accompanying notes to condensed consolidated financial statements

RICHFIELD OIL & GAS COMPANY
Condensed Consolidated Statements of Operations (Unaudited)
For the Three and Six Months Ended June 30, 2013 and 2012

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues
Oil and natural gas sales	$305,673	$229,037	$517,840	$448,898
Total revenues	305,673	229,037	517,840	448,898

Operating expenses
Production expenses	229,281	122,598	448,446	366,015
Production taxes	11,649	8,380	19,216	16,154
Exploration	32,340	52,285	71,551	80,399
Lease expiration	-	173	46,937	14,170
Depletion, depreciation, amortization and accretion	103,104	61,208	183,150	113,682
General and administrative expenses	1,177,755	1,134,933	2,187,528	2,864,207
Asset retirement obligation expenses	893	-	136,507	-
Loss (gain) on sale of assets	16,130	(405,624)	16,130	(425,895)
Total expenses	1,571,152	973,953	3,109,465	3,028,732

Loss from operations	(1,265,479)	(744,916)	(2,591,625)	(2,579,834)

Other income (expenses)
Gain on settlement of liabilities	526	17,164	30,367	17,199
Loss on extinguishment of debt	(631,353)	-	(631,353)	-
Interest and finance expenses	(326,191)	(164,215)	(542,623)	(406,257)
Interest income	-	27,461	-	52,307
Total other income (expenses)	(957,018)	(119,590)	(1,143,609)	(336,751)

Loss before income taxes	(2,222,497)	(864,506)	(3,735,234)	(2,916,585)

Income tax provision	(400)	(400)	(1,567)	(400)

Net loss	$(2,222,897)	$(864,906)	$(3,736,801)	$(2,916,985)

Net loss per common share - basic and diluted	$(0.06)	$(0.03)	$(0.11)	$(0.10)

Weighted average shares outstanding – basic and diluted	35,116,520	28,456,588	33,856,388	27,913,136

See the accompanying notes to condensed consolidated financial statements

RICHFIELD OIL & GAS COMPANY
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2013 and 2012

	Six Months ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(3,736,801)	$(2,916,985)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depletion, depreciation, amortization and accretion	183,150	114,737
Asset retirement obligation release on plugged wells	(39,000)	-
Gain on settlement of liabilities	(30,367)	(35)
Loss on extinguishment of debt	631,353	-
Capitalized interest on notes payable	16,317	8,456
Amortization of pre-paid interest	6,164	83,256
Lease expirations	46,937	14,170
Loss (gain) on sale of assets	16,130	(425,895)
Amortization of debt discounts	7,379	104,938
Issuance of common stock, options and warrants for services and other expenses	794,146	1,291,463

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivables	182,668	(136,189)
Decrease (increase) in deposits and prepaid expenses	260,779	-
Decrease (increase) in other assets	-	(127,050)
Increase (decrease) in accounts payable	184,953	205,048
Increase (decrease) in accrued expenses and other payables	650,357	17,975
Increase (decrease) in due to directors	-	(22,670)
Increase (decrease) in due to related parties	-	(76,111)
Net cash used in operating activities	(825,835)	(1,864,892)

Cash flows from investing activities:
Investment in oil and gas properties, including wells and related equipment	(920,964)	(1,123,810)
Investment in other properties and equipment	-	(13,434)
Proceeds from sale of assets	284,700	2,266,953
Net cash provided by (used in) investing activities	(636,264)	1,129,709

Cash flows from financing activities:
Proceeds from notes and convertible notes payable	261,796	100,000
Payments on notes and convertible notes payable	(65,055)	(564,659)
Proceeds from related party notes payable	-	(254,909)
Payments on capital lease obligation	(15,748)	(17,342)
Proceeds from issuance of warrants	7,378	-
Proceeds from issuance of common stock - net of issuance costs	1,069,000	2,011,865
Net cash provided by financing activities	1,257,371	1,274,955

Net increase (decrease) in cash and cash equivalents	(204,728)	539,772

Cash and cash equivalents - beginning of period	286,013	37,157

Cash and cash equivalents - end of period	$81,285	$576,929

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$14,366	$30,176
Cash paid during the period for income taxes	$1,167	$-

Non-cash financing and investing activities:
Purchase of oil and gas properties and conversion of JIB receivables billed to working interest holders through issuance of common stock and warrants	$8,500	$547,363
Capitalized oil and gas properties included in accounts payable	$907,722	$-
Purchase of oil and gas properties through exchange of property and reduction of notes payable	$-	$230,000
Sale of oil and gas properties for return of common stock	$25,626	$500,000
Cancellation of lease in full satisfaction of accounts payable	$-	$180,000
Conversion of pre-paid expenses, payables, and notes payable through issuance of common stock	$889,647	$475,000
Conversion of accounts payable through issuance of note payable	$21,000	$186,229
Capitalized accrued interest on notes payable	$-	$152,657
Conversion of notes payable through issuance of convertible notes payable	$-	$1,328,000
Conversion of convertible notes payable through issuance of notes payable	$-	$1,117,500
Capitalized asset retirement obligations	$30,892	$-
Write down of asset retirement obligation on sold properties	$18,839	$-

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

The Company has been involved in leasing, exploring and drilling in Kansas, Oklahoma, Utah and Wyoming since its formation. The Company is participating in over 39,000 acres of leasehold, seismic surveys, and numerous drilling projects in these states.  The Company uses proven technologies and drilling and production methods that are both efficient and environmentally sound.

NOTE 2     GOING CONCERN

The Company’s condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations causing negative working capital, in that current liabilities exceed current assets, and the Company has negative operating cash flows, which raise substantial doubt about the Company’s ability to continue as a going concern. The Company sustained a net loss for the six months ended June 30, 2013 of $3,736,801 and a net loss for the year ended December 31, 2012 of $7,993,196, and has an accumulated deficit of $34,941,808 as of June 30, 2013.

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

Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) (the numerator) by the weighted-average number of common shares outstanding for the period (the denominator).  Diluted EPS is computed by dividing net income (loss) by the weighted-average number of common shares and potential common shares outstanding (if dilutive) during each period.  Potential common shares include common shares to be issued related to warrants outstanding, convertible debentures, stock options, and stock pending issue under the ratchet provision.  The number of potential common shares outstanding is computed using the treasury stock method.

As the Company has incurred losses for the six months ended June 30, 2013 and 2012, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculations. As of June 30, 2013 and 2012, there were 9,404,469 and 3,500,086 potentially dilutive shares, respectively.

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

Substantially all of the Company’s accounts receivable result from oil and gas sales and joint interest billings (“JIBs”) to third parties in the oil and gas industry.  This concentration of customers and joint interest owners may impact the Company’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. As of June 30, 2013, 64% of the accounts receivable balance resulted from three entities. For the six months ended June 30, 2013, 98% of the revenues resulted from producing wells in Kansas, and for the six months ended June 30 2012, all of the revenues resulted from producing wells in Kansas.

RICHFIELD OIL & GAS COMPANY
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4     OIL AND NATURAL GAS PROPERTIES

Acquisitions for the six months ended June 30, 2013

In January 2013, the Company purchased two leases in the HUOP Freedom Trend Prospect: (i) a lease totaling 111 net acres with a term of 10 years for a payment of $1,664 per year; and (ii) the City of Fountain Green Lease totaling 206 net acres with a term of 10 years and includes the right to use surplus city water for a one-time payment of $140,000.

In May 2013, the Company purchased two 5 year leases with a 5 year option to renew in the HUOP Freedom Trend Project totaling 1,328 acres for $74,387. As part of the consideration for the leases the Company issued 10,000 shares of common stock valued at $8,000 or $0.80 per share with the balance of $66,387 paid in cash.

In May 2013, the Company purchased a 10 year lease in the HUOP Freedom Trend Prospect totaling 422 acres with annual payments of $6,329.

In June 2013, the Company purchased a 5 year lease with a 5 year option to renew in two new prospects in the Central Utah Overthrust totaling 1,707 acres for $59,729 in cash.

Divestitures for the six months ended June 30, 2013

In March 2013, the Company sold a 20.0% working interest in the Wasatch National Forest #16-15 Well to two unaffiliated investors for a total of $145,626 with payments of $120,000 in cash and $25,626 through the return and cancelation of 25,626 shares of Common Stock valued at $1.00 per share.

In June 2013, the Company sold a 2.0% working interest in the Moroni #1 AXZH Well and in the surrounding 20,000 acres in the Independence Project for a total of $240,000, with payments of $220,000 in cash and $20,000 through the return and cancelation of 27,778 shares of Common Stock valued at $0.72 per share.

RICHFIELD OIL & GAS COMPANY
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5     NOTES PAYABLE

Notes Payable consists of the following:

	June 30,	December 31,
	2013	2012
Note Payable, interest at 12.0% per annum, monthly payments of $7,500, due October 2013, secured by a 5.00% working interest in certain HUOP Freedom Trend Prospect leases.	$750,000	$750,000

Note Payable, interest at 10.0% per annum, monthly payments of $3,200, secured by a 1.00% working interest in certain HUOP Freedom Trend Prospect leases.	-	366,709

Note Payable, interest at 7.5% per annum, monthly payments of $1,949, due January 2014, secured by vehicle.	15,829	24,759

Note Payable, interest at 10.0% per annum, monthly payments of $15,000, due June 2014, secured by a 10.00% working interest in certain HUOP Freedom Trend Prospect leases.	581,327	716,327

Note Payable, interest at 10.0% per annum, monthly payments of $5,000, secured by a 1.00% working interest in certain HUOP Freedom Trend Prospect leases.	-	87,056

Note Payable, interest at 0.0% per annum, monthly payments of $1,500, due on demand, unsecured.	1,500	7,380

Note Payable, interest at 8.0% per annum, monthly payments of $10,000, due on demand, unsecured.	94,701	115,879

Note Payable, interest at 10.0% per annum, secured by certain new leases, rights, and interests in the Central Utah Overthrust Project.	-	250,000

Note Payable, interest at 6.0% per annum, quarterly payments of $50,000, due January 2014, secured by a 10.00% working interest in the Liberty Prospect.	489,000	589,000

Note Payable, interest at 0.0% per annum, unsecured.	-	190,000

Note Payable, interest at 0.0% per annum, due July 31, 2013, unsecured	15,000	-

Note Payable, interest at 10.0% per annum, secured by a 1.00% working interest in certain HUOP Freedom Trend Prospect leases.	-	65,000

Note Payable, interest at 6.0% per annum, due September 2013, secured by a 10.00% working interest in the Liberty Prospect.	66,198	-

Note Payable, interest at 6.0% per annum, due September 2013, secured by a 10.00% working interest in the Liberty Prospect.	50,000	-

Total Notes Payable	2,063,555	3,162,110
Less: Current Portion (includes demand notes)	(2,063,555)	(1,487,419)
Long-Term Portion	$-	$1,674,691

NOTE 6     CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consists of the following:

	June 30,	December 31,
	2013	2012

Note Payable, interest at 12.0% per annum, due on demand, convertible into common shares of the Company at a conversion rate of $2.50 per common share, unsecured.	52,560	52,560

Note Payable, interest at 10.0% per annum, due on demand, convertible into common shares of the Company at a conversion rate of $2.50 per common share, secured by certain Kansas Leases and 10.00% working interest in certain Fountain Green Project Leases (see NOTE 15 LEGAL PROCEEDINGS).	1,300,000	1,300,000

Total Convertible Notes Payable	1,352,560	1,352,560
Less: Current Portion (includes demand notes)	(1,352,560)	(1,352,560)
Long-Term Portion	$-	$-

RICHFIELD OIL & GAS COMPANY
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 7     OPERATING LEASES

The Company leases office space in Salt Lake City, Utah (“Premises Lease”) which consists of approximately 3,903 square feet.  The Company has a prepaid security deposit of $8,954.  The Company renewed the Premises Lease for an additional year effective September 1, 2012 with an annualized lease obligation of $110,167. The option to renew for the period September 1, 2013 to August 31, 2014 is an annualized obligation of $112,902. For the six months ended June 30, 2013 and 2012, the Premises Lease payments were $54,987 and $53,735, respectively.

The Company leases a printer, copier and fax machine. The Company entered into a new lease with new equipment for 36 months commencing January 11, 2013.  The previous lease with monthly payments of $255 was canceled. The monthly lease payment on the new lease is $654. For the six months ended June 30, 2013 and 2012, the office machine lease payments were $3,270 and $1,530, respectively.

NOTE 8      ASSET RETIREMENT OBLIGATIONS

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

The following table summarizes the Company’s asset retirement obligation transactions recorded in accordance with the provisions of FASB ASC 410 during the six months ended June 30, 2013:

June 30,
2013
Beginning asset retirement obligation	$482,157
Liabilities incurred in the current period	17,294
Liabilities settled in the current period	(57,839)
Accretion of discount on asset retirement obligations	4,165
Revisions of previous estimates	13,598
Ending asset retirement obligations	$459,375

NOTE 9    PREFERRED STOCK

As of June 30, 2013 and December 31, 2012, the Company had 50,000,000 shares of preferred stock authorized at a par value of $0.001 per share and had no shares of preferred stock issued or outstanding.

NOTE 10     COMMON STOCK

During the six months ended June 30, 2013, the Company issued 1,166,750 shares of common stock to unaffiliated investors and one director for cash of $1,069,000 at a price between $0.80 and $2.50 per share. In addition, the Company granted warrants to purchase up to 765,375 shares of common stock with an exercise price between $1.00 and $2.50 per share that expire between April 2013 and June 2014. Subsequent to the original issuance, warrants that were granted with an exercise price of $2.50 per share were repriced to $1.00 per share and warrants that expired in April 2013 were extended to December 2013.

RICHFIELD OIL & GAS COMPANY
Notes to Condensed Consolidated Financial Statements (Unaudited)

During the six months ended June 30, 2013, the Company issued 2,176,518 shares of common stock to unaffiliated debt holders at a negotiated conversion price between $0.60 and $0.80 per share for the extinguishment or reduction of notes payable, accrued interest and extension and conversion incentives. The fair value of these shares at the time of conversion was $1,471,328. In addition, the Company granted warrants to purchase up to 1,366,593 shares of common stock with an exercise price of $1.00 that expire between April 2014 and June 2014.

During the six months ended June 30, 2013, the Company issued 10,000 shares of common stock at a negotiated price of $0.80 per share as partial consideration for the purchase of two leases in the HUOP Freedom Trend Project.  The fair value of these shares at the time of purchase was $8,500.

During the six months ended June 30, 2013, the Company issued 1,102,064 shares of common stock at a negotiated conversion price between $0.80 and $2.50 per share to creditors, consultants, directors, officers and other employees as payment for outstanding payables. The fair value of the shares at the time of conversion was $888,807. In addition, the Company granted warrants to certain consultants to purchase up to 21,250 shares of common stock with an exercise price of $1.00 that expire in June 2014.

During the six months ended June 30, 2013, the Company issued 288,473 shares of common stock at a negotiated price between $0.80 and $2.50 per share to consultants and directors as compensation for services. The shares issued were fully vested and the fair value of the shares issued in the amount of $250,798 was expensed on the date of grant.

During the six months ended June 30, 2013, the Company issued 59,644 shares of common stock to an unaffiliated investor as the result of a ratchet provision on stock that was purchased for $5.00 per share that required the Company to issue additional shares of stock at no cost to the investor to make the effective price per share $2.50.

During the six months ended June 30, 2013, two unaffiliated investors returned 25,626 shares of our common stock, valued at $25,626, or $1.00 per share, and paid us $120,000 in cash to purchase a 20.00% working interest in our Wasatch National Forest #16-15 Well for a total value of $145,626. The shares were returned to the Company and subsequently cancelled.

The Company has 2,396,222 shares of common stock outstanding that are subject to a ratchet provision that in the event the Company sells shares of common stock or convertible securities at any time prior to December 31, 2013 at a price per share less than $0.80, the Company shall issue an additional amount of shares of common stock to make the effective price of the shares of common stock equal to the price per share of common stock that were sold for less than $0.80. Further, the Company has 694,107 shares of common stock outstanding that are subject to a ratchet provision that in the event the Company sells shares of common stock or convertible securities at any time prior to December 31, 2013 at a price per share less than $0.60, the Company shall issue an additional amount of shares of common stock to make the effective price of the shares of common stock equal to the price per share of common stock that were sold for less than $0.60.

These ratchet provisions are accounted for under the provisions of FASB ASC 815 which dictate the provisions to be accounted as embedded derivatives. These standards require the Company to determine the fair value of the ratchet provision and record a corresponding derivative liability in the financial statements. (See NOTE 13 FAIR VALUE).  As of June 30, 2013, the Company is required to issue 798,741 shares of common stock under the terms of the $0.80 ratchet provision. The Company intends to issue these shares before December 31, 2013.

NOTE 11     WARRANTS TO PURCHASE COMMON STOCK

As of June 30, 2013, there were 4,564,704 warrants to purchase shares of common stock outstanding and fully vested. These warrants have an exercise price between $1.00 and $5.00 per share and expire at various times between September 2013 and September 2015.

During the six months ended June 30, 2013, certain previously issued warrants with an exercise price between $2.50 and $5.00 were modified to an exercise price of $1.00 and warrants that had an expiration date of April 2013 were modified to expire in December 2013. The fair value of the modification in the amount of $162,894 was expensed during the six months ended June 30, 2013.

RICHFIELD OIL & GAS COMPANY
Notes to Condensed Consolidated Financial Statements (Unaudited)

During the six months ended June 30, 2013, warrants totaling 2,715,218 for shares of common stock were granted.

Of the total warrants granted during the six months ended June 30, 2013, 765,375 warrants were granted in conjunction with private placements of common stock for cash proceeds (see NOTE 11 COMMON STOCK) that have an exercise price of $1.00 per share and expire between December 2013 and June 2014.

The remaining 1,949,843 warrants granted during the six months ended June 30, 2013, were issued in conjunction with the extinguishment of certain debt and in conjunction with the payment for services. These transactions are accounted for by the Company under the provisions of FASB ASC 470 and 505. These standards require the Company to determine the fair value of the warrants.  The Company uses the Black-Scholes option valuation model to calculate the fair value of warrants at the date of grant.  Warrant pricing models require the input of highly subjective assumptions, including the expected price volatility.  For warrants granted, the Company used a variety of comparable and peer companies to determine the expected volatility. The Company believes the use of peer company data fairly represents the expected volatility it would experience if the Company was more actively publicly traded in the oil and gas industry over the contractual term of the warrants. Changes in these assumptions can materially affect the fair value estimate.

During the six months ended June 30, 2013, the Company has determined the fair value of the 1,949,843 warrants granted to be $163,195 all of which has been expensed in the period.

The following is the weighted average of the assumptions used in calculating the fair value of the warrants granted during the year using the Black-Scholes model:

Six Months Ended
June 30, 2013
Fair market value	$0.71
Exercise price	$1.00
Risk free rates	0.11%
Dividend yield	0.00%
Expected volatility	56.60%
Contractual term	0.98 Years

The weighted-average fair market value at the date of grant for warrants granted are as follows:

Fair value per warrant	$0.0837
Total warrants granted	1,949,843
Total fair value of warrants granted	$163,195

The following table summarizes the Company’s total warrant activity for the six months ended June 30, 2013:

			Weighted-
			Average
		Weighted-	Remainder
		Average	Contractual
	Warrants	Exercise Price	Term in Years

Warrants outstanding as of December 31, 2012	2,166,874	$2.58	1.32
Granted	2,715,218	$1.00	0.98
Exercised	-	-	-
Forfeited/Expired	(317,388)	-	-
Warrants outstanding as of June 30, 2013	4,564,704	$1.56	0.94

RICHFIELD OIL & GAS COMPANY
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 12     EMPLOYEE STOCK OPTIONS

In May 2013, the Company announced the appointment of Alan D. Gaines as Chairman of the Board of Directors and as part of his compensation package, the Company awarded Mr. Gaines 3,500,000 common stock options with an exercise price of $1.00 and expire in May 2020. The options vest 50% upon the earlier of six months or the Company obtaining funding in excess of $3 million, 25% after one year and 25% after two years. The Company accounts for employee stock options according to FASB ASC 718 which requires the Company to calculate the fair value of the stock option grant and amortized over the vesting period of the options.

The following are the assumptions used in calculating the fair value of the options granted on May 6, 2013 using the Black-Scholes model:

Fair market value	$0.80
Exercise price	$1.00
Risk free rate	0.11%
Dividend yield	0.00%
Expected volatility	71.29%
Expected life	4.08 Years

The Company used a variety of comparable and peer companies to determine the expected volatility. The Company believes the use of peer company data fairly represents the expected volatility it would experience if the Company was more actively publicly traded in the oil and gas industry over the expected life of the options. The Company has no historical data regarding the expected life of the options and therefore used the simplified method of calculating the expected life. The risk free rate was calculated using the U.S. Treasury constant maturity rates similar to the expected life of the options, as published by the Federal Reserve. The Company has no plans to declare any future dividends.

The following table summarizes the Company’s total option activity for the six months ended June 30, 2013:

			Remaining
	Options	Exercise Price	Term in Years
Options outstanding as of December 31, 2012	-	-	-
Granted	3,500,000	$1.00	7.00
Exercised	-	-	-
Forfeited/Expired	-	-	-
Options outstanding as of June 30, 2013	3,500,000	$1.00	6.85

Outstanding and exercisable stock options as of June 30, 2013 are as follows:

Options Outstanding			Options Exercisable
Number of Options Outstanding	Remaining Life (Years)	Exercise Price	Number of Options Exercisable	Exercise Price
3,500,000	6.85	$1.00	-	-

The estimated fair value of the Company stock options, less expected forfeitures, is amortized over the options vesting period on the straight-line basis. The Company recognized the following equity-based compensation expenses during the six months ended June 30, 2013:

Six Months Ended
June 30, 2013
Stock based compensation expense	$184,247
Income tax benefit recognized related to stock-based compensation	-
Income tax benefit realized from the exercising and vesting of options	-

RICHFIELD OIL & GAS COMPANY
Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2013, there was $1,405,771 of total unrecognized compensation cost with a remaining vesting period of 1.85 years.

As of June 30, 2013, the intrinsic value of outstanding and vested stock options was as follows:

June 30, 2013
Intrinsic value – options outstanding	-
Intrinsic value – options exercisable	-
Intrinsic value – options exercised	-

NOTE 13     FAIR VALUE

FASB ASC 820 defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles and enhances disclosures about fair value measurements.  Fair value is defined under FASB ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value under FASB ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs.  The standard describes a fair value hierarchy based on three levels of inputs, with the first two inputs considered observable and the last input considered unobservable, that may be used to measure fair value as follows:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company has one liability measured at fair value on a recurring basis, which consists of ratchet provisions in connection with certain issuances of the Company’s common stock (see NOTE 10 COMMON STOCK). As of June 30, 2013 these warrants had an estimated fair value of $871,814. The Company has no assets that are measured at fair value on a recurring basis.

The following table presents information about our derivative liability, which was our only financial instrument measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2013:

Balance at December 31, 2013	$-
New Derivative Liability	871,814
Transfers to (from) Level 3	-
Total gains (losses) included in earnings	-
Issuances	-
Balance at June 30, 2013	$871,814

The fair value of these warrants was calculated using the Geometric Brownian Motion methodology with a risk neutral Monte Carlo approach using level three inputs. Assumptions used to calculate the fair value of the ratchet provisions were as follows:

June 30, 2013
Expected term in years	.27 years
Risk-free interest rates	0.10%
Volatility	137.00%
Dividend yield	0.00%

RICHFIELD OIL & GAS COMPANY
Notes to Condensed Consolidated Financial Statements (Unaudited)

In addition to the assumptions above, the Company also takes into consideration whether or not the Company would participate in another round of financing and if that financing is registered or not and what that stock price would be for the financing at that time. The Company will continue to adjust the derivative liability for changes in fair value until the ratchet provision expires on December 31, 2013.

NOTE 14     RELATED PARTY TRANSACTIONS

Certain Relationships and Related Transactions

A.	Douglas C. Hewitt, Sr., Chief Executive Officer and a Director

An affiliate of Douglas C. Hewitt, Sr., Chief Executive Officer and a Director, is a party to the following transactions with the Company for the six months ended June 30, 2013 as described below.

The D. Mack Trust

⋅
Mr. Hewitt is the sole beneficiary of The D. Mack Trust, an irrevocable trust established by Mr. Hewitt on May 15, 2009. As of June 30, 2013, the D. Mack Trust had ORRIs ranging from 0.50% to 3.625% in 1,636 net acres leased by the Company in Kansas and Oklahoma. The D. Mack Trust received $12,608 and $9,856 in royalties for the six months ended June 30, 2013 and 2012, respectively, from the overriding royalty interests.

B.	Joseph P. Tate, a Director

Joseph P. Tate, a Director, is a party to the following transaction with the Company for the six months ended June 30, 2013:

⋅
As of June 30, 2013, Mr. Tate had a 12.50% landowner overriding royalty interest in 1,816 acres within our HUOP Freedom Trend Prospect that we purchased from him prior to him becoming a director. Mr. Tate did not receive any royalties during the six months ended June 30, 2013 and 2012 relating to his overriding royalty interest.

⋅
In May 2013, Mr. Tate purchased 250,000 shares of common stock of the Company for cash in the amount of $200,000, or $0.80 per share. The shares are subject to a ratchet provision that in the event the Company sells shares of common stock or convertible securities at any time prior to December 31, 2013 at a price per share less than $0.80, the Company shall issue an additional amount of shares of common stock to make the effective price of the shares of common stock equal to the price per share of common stock that were sold for less than $0.80. In addition, the Company granted warrants to Mr. Tate to purchase up to 125,000 shares of common stock with an exercise price of $1.00 that expire in May 2014 (see NOTE 10 COMMON STOCK).

C.	Alan D. Gaines, Chairman of the Board

Alan D. Gaines, Chairman of the Board of Directors, is a party to the following transaction with the Company for the six months ended June 30, 2013:

⋅
In May 2013, the Company announced the appointment of Alan D. Gaines as Chairman of the Board of Directors and as part of his compensation package, the Company awarded Mr. Gaines 3,500,000 common stock options with an exercise price of $1.00 and expire in May 2020. The options vest 50% upon the earlier of six months or the Company obtaining funding in excess of $3 million, 25% after one year and 25% after two years (see NOTE 12 EMPLOYEE STOCK OPTIONS).

RICHFIELD OIL & GAS COMPANY
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 15    LEGAL PROCEEDINGS

Nostra Terra Oil & Gas Company v. Richfield Oil & Gas Company

On February 1, 2012, Nostra Terra Oil & Gas Company (“NTOG”) filed an action against the Company, HPI, HEGINC, and HEGLLC in the Twenty-Third Judicial District Court of Russell County, Kansas. The complaint alleges that the Company defaulted on its repayment obligations under a note and security agreement, dated April 13, 2011, in the principal amount of $1,300,000 and accrued interest at 10% per annum (the “Note”). The complaint seeks foreclosure on two of the Company’s property leases located in Kansas. On May 31, 2013, the Company received an Order of Sale from the District Court in Russell County, Kansas, directing the sale of certain of our properties that we had pledged as collateral in connection with the Note.  As disclosed in our prior filings, we were unable to repay our obligations under the Note when it came due on January 31, 2012. As a result of our default under the Note, on April 2, 2013, NTOG obtained a judgment against the Company in the principal sum of $1,300,000 plus $245,040 in accrued interest through March 1, 2013 and on May 17, 2013, the Company delivered $216,043. The judgment further provides that interest will continue to accrue after March 1, 2013 at the rate of $356 per day until the debt is paid in full.

On June 27, 2013 the Russell County Kansas Sheriff’s office conducted a sale of three leases and three wells. The Company objected to the auction and the confirmation of the sale. On August 6, 2013 NTOG stipulated to set aside the sale and that any future sale be conducted in a commercially reasonable manner.

Notwithstanding the foregoing, the Company has maintained its cross-claim against NTOG for intentional interference with our business relations and accounting. The liability of $1,300,000 has been included in the Company’s financial statements under “Convertible notes payable” and the interest amount has been included in the Company’s “Accrued expenses and other payables”.  The Company intends to vigorously defend against this foreclosure action and repay any amount that is ultimately determined to be outstanding. The obligations due and owing under this note and security agreement are fully accounted for in the Company’s financial statements as of June 30, 2013.

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

NOTE 16     SUBSEQUENT EVENTS

In July 2013, the Company issued a note payable for $100,000 to an existing investor. The note payable bears an interest rate of 8% per annum and matures on the earlier of August 15, 2013 or the Company obtaining investment banking funding. As additional consideration for the loan, the Company issued 12,500 shares of common stock and granted warrants to purchase 6,250 shares of common stock with an exercise price of $1.00 per share that expire in June 2014. The note is secured by a working interest in wells and leases in the South Haven field.

In July 2013, the Company sold a 2.0% ORRI on the Pine Springs/Edwin Prospect in the Central Utah Overthrust to an unaffiliated investor for $70,000 cash.

In July 2013, the Company issued 1,565 shares of common stock to an unaffiliated investor as the result of a ratchet provision on stock that was purchased for $5.00 per share that required the Company to issue additional shares of stock at no cost to the investor to make the effective price per share $2.50.

The Company does not plan to renew the lease for its current office space in Salt Lake City, Utah which terminates August 31, 2013. In July 2013 the Company entered into a new 5 year lease in a new building in Salt Lake City, Utah beginning September 1, 2013 for approximately 5,482 square feet. The Company has paid a security deposit of $11,121. The annualized lease obligation from September 1, 2013 to August 21, 2014 is $67,158 or $9,594 per month with no rent payments for the first five months. The annualized lease payments for the remaining 4 years are $115,122 or $9,594 per month.

RICHFIELD OIL & GAS COMPANY
Notes to Condensed Consolidated Financial Statements (Unaudited)

In August 2013, the Company issued a note payable for $100,000 to an existing investor. The note payable bears an interest rate of 8% per annum and matures on the earlier of October 1, 2013, or the Company obtaining investment banking funding.  As additional consideration for the loan, the Company issued 12,500 shares of common stock and granted warrants to purchase 6,250 shares of common stock with an exercise price of $1.00 per share that expire in July 2014.  The note is secured by a working interest in wells and leases in the South Haven field.

In August 2013, the Company issued 1,471,250 shares of common stock to an unaffiliated debt holder at a negotiated conversion rate of $0.60 per share for the extinguishment of a note payable, accrued interest and conversion incentives. The fair value of the shares at the time of conversion was $809,040.   In addition, the Company granted warrants to purchase up to 1,471,250 shares of common stock with an exercise price of $1.00 that expire in July 2014.

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

Forward-Looking Statements

The statements contained in this quarterly report on Form 10-Q that are not historical facts represent management’s beliefs and assumptions based on currently available information and constitute “forward-looking statements.” These statements include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. These forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include but are not limited to the following:

⋅	uncertainty regarding our ability to raise the funds necessary to pay our current liabilities and carry out our business plan;
⋅	the continuing adequacy of our capital resources and liquidity including, but not limited to, access to borrowing capacity;
⋅	the availability (or lack thereof) of acquisition, disposition or combination opportunities;
⋅	domestic and global supply and demand for oil and natural gas;
⋅	sustained or further declines in the prices we receive for oil and natural gas;
⋅	the geologic quality of our properties with regard to, among other things, the existence of hydrocarbons in economic quantities;
⋅	uncertainties about the estimates of our oil and natural gas reserves;
⋅	our ability to increase our production of oil and natural gas income through exploration and development;
⋅	our ability to successfully apply horizontal drilling techniques and tertiary recovery methods;
⋅	the number of well locations to be drilled, the cost to drill, and the time frame within which they will be drilled;
⋅	the effects of adverse weather on operations;
⋅	drilling and operating risks;
⋅	the ability of contractors to timely and adequately perform their drilling, construction, well stimulation, completion and production services;
⋅	the availability of equipment, such as drilling rigs and related equipment and tools;
⋅	changes in our drilling plans and related budgets;
⋅	uncertainties associated with our legal proceedings and their outcome;
⋅	the effects of government regulation, permitting, and other legal requirements;
⋅	uncertainties regarding economic conditions in the United States and globally;
⋅	difficult and adverse conditions in the domestic and global capital and credit markets; and
⋅	other factors discussed under “Item 1A – Risk Factors”.

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

⋅
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

⋅
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

⋅
We have conducted a limited amount of exploration for oil and natural gas reserves in the Central Utah Overthrust region, where we are participating in 34,330 gross (13,413 net) acres. We refer to these properties as our “Central Utah Overthrust Project.” We and our partners intend to conduct drilling operations, acquire additional acreage and to conduct further exploration activities with respect to our Central Utah Overthrust Project.

Our approach to acquiring leases and developing producing properties focuses on three types of development activities:

⋅	Activities involving the identification, acquisition and development of leases of property in which oil or natural gas is known to exist.

⋅	Activities involving low or moderate exploration and development risk. These include leases of property where oil and natural gas has been produced in the past but there are no existing wells.

⋅
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

Production History

The following table presents information about our produced oil volumes during the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012. We did not produce natural gas during these time periods. As of June 30, 2013, we were selling oil from a total of 16 gross wells (15.2 net), compared to 12 gross wells (10.7 net) as of June 30, 2012.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net Production:
Oil (Bbl)	3,465	2,885	5,858	4,923

Average Sales Price:
Oil (per Bbl)	$88.22	$79.39	$88.40	$91.18

Average Production Costs:
Oil (per Bbl)	$66.17	$42.50	$76.56	$74.35

Depletion of Oil and Gas Properties

Our depletion expense is driven by many factors, including certain costs incurred in the development of producing reserves, production levels and estimates of proved reserve quantities. Our depletion expense totaled $41,783 and $66,031 for the three months and six months ended June 30, 2013 compared to $26,053 and $48,108 for the three and six months ended June 30, 2012.

The following table presents our depletion expenses per barrel of oil for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Depletion of Oil (per Bbl):	$12.06	$9.61	$11.27	$9.61

Results of Operations

The following presents an overview of our results of operations for the three and six months ended June 30, 2013, compared to the three and six months ended June 30, 2012.

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Average Daily Production. Our net oil production for the three months ended June 30, 2013 averaged approximately 38 Bopd after royalties compared to approximately 25 Bopd for the three months ended June 30, 2012. The increase in production in 2013 over 2012 is primarily due to five new wells added in Kansas and Wyoming offset by the temporary shut-in of one well and other temporary well repair downtime and normal production decline.

Oil Revenues. Our oil revenues increased by $76,636, or 33.5%, from $229,037 for the three months ended June 30, 2012 to $305,673 for the three months ended June 30, 2013. The increase in revenue is due to an increase of 580 barrels of oil produced for the three months ended June 30, 2013 over the same period in 2012, equating to an increase of $46,046 and an $8.83 increase in the weighted average price per barrel sold for the three months ended June 30, 2013, equating to an increase of $30,590.

Net Loss on Earnings Per Share. We realized a net loss of $2,222,897, or $0.06 per basic and diluted share of common stock, for the three months ended June 30, 2013, compared to a net loss of $864,906, or $0.03 per basic and diluted share of common stock for the three months ended June 30, 2012. The higher net loss of $1,357,991 was due mainly to the loss on extinguishment of debt and higher interest and finance expenses incurred to extend the due dates of debt and a lower gain on sale of assets during the six months ended June 30, 2013.

Operating Expenses. Total operating expenses were $1,571,152 for the three months ended June 30, 2013 compared to $973,953 for the three months ended June 30, 2012. The $597,199 or 61.3% increase in operating expenses was due primarily to a decrease in the gain on sale of assets of $421,754, an increase in production expenses of $106,683, and a net increase in all other operating expenses of $68,762.

Production Expenses. Our production expenses for the three months ended June 30, 2013 were $229,281, or $66.17 per barrel of oil, compared to $122,598, or $42.50 per barrel of oil, for the three months ended June 30, 2012, which represents a $106,683 or 87.0% increase. The overall production expenses increased mainly due to one-time repair costs incurred on our Wasatch National Forest #16-15 Well that were necessary after it was put into production. Our cost per barrel for the three months ended June 30, 2013 continues to remain above the industry averages due to our fixed costs, such as electricity, personnel and related expenses, and the cost of maintaining our 26 current non-producing wells including eight salt water disposal wells that are underutilized. We expect our fixed costs on a per barrel basis will decline as we place into production our non-producing wells.

Exploration Expenses. Exploration expenses decreased 38.1%, or $19,945, from $52,285 for the three months ended June 30, 2012 to $32,340 for the three months ended June 30, 2013. This decrease is due to less work performed in the three months ended June 30, 2013 on our undeveloped Utah prospects. We continued to focus our resources on our proved properties in Kansas and Wyoming.

Depletion, Depreciation, Amortization and Accretion. We recorded depletion, depreciation, amortization and accretion of $103,104 during the three months ended June 30, 2013 compared to $61,208 during the three months ended June 30, 2012. The increase of 68.4%, or $41,896, was mainly due to increased depreciation of $24,875 during the three months ended June 30, 2013 on our well and office equipment as a result of $680,229 in equipment additions since June 30, 2012. Depletion expense increased by $15,730 as a result of an increase in overall production volumes with a shift to more production in the Koelsch and South Haven fields that have a higher production cost per barrel. The remaining increase of $1,291 is due to accretion.

General and Administrative Expenses. General and administrative expenses were $1,177,755 for the three months ended June 30, 2013 compared to $1,134,933 for the three months ended June 30, 2012. The increase of $42,822, or 3.8%, was attributable to a $133,592 increase in legal and audit fees offset by a $60,994 decrease in compensation to consultants, directors, officers and other employees and a net decrease of $29,776 in all other expense items.   The general and administrative expenses were $830,836, net of $346,919 in non-cash stock compensation, and $801,479, net of $333,454 in non-cash stock compensation, for the three months ended June 30, 2013 and 2012, respectively.

Gain (Loss) on Sale of Assets. During the three months ended June 30, 2013 we had a $16,130 net loss on sale of assets compared to a $405,624 net gain on sale of assets for the three months ended June 30, 2012. This resulted in a decrease of $421,754, or 104.0%. The loss on sale of assets in 2013 is attributable to the sale of certain well equipment and office equipment. The gain on sale of assets in 2012 is attributable to the sale of a 21% working interest in the Prescott lease and a 5% carried interest in the Perth Field.

Other Income (Expenses). Total other income and expenses during the three months ended June 30, 2013 was a net expense of $957,018 compared to a net expense of $119,590 for the three months ended June 30, 2012 representing an increase of $837,428 or 700.2%.

 For the three months ended June 30, 2013, other income consisted of a gain on settlement of liabilities totaling $526 compared to $17,164 for the three months ended June 30, 2012, as a result of our settlement of certain trade payable obligations.  In addition, for the three months ended June 30, 2013, we had no interest income compared to $27,461 for the three months ended June 30, 2012.  This interest income for the three months ended June 30, 2012 is associated with past due receivables from a working interest holder.

For the three months ended June 30, 2013, we incurred a loss on the extinguishment of debt in the amount of $631,353.  This is a non-cash expense and is the result of our effort to reduce our debt through conversions to common stock with a ratchet provision and warrants.

For the three months ended June 30, 2013, we incurred interest and finances expenses of $326,191 compared to $164,215 for the three months ended June 30, 2012. The increase of $161,976 in 2013 over 2012 is due an increase of $71,662 in expenses associated with the modification of previously issued warrants, an increase of $107,038 in interest expense mainly due to payments made to extend due dates on notes payable offset by a decrease of $16,724 due to fewer common stock warrants granted.  The interest and finance expenses were $160,000, net of $166,191 non-cash stock and warrant issuances and $132,054, net of $32,161 non-cash stock and warrant issuances for the three months ended June 30, 2013 and 2012, respectively.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Average Daily Production.  Our net oil production for the six months ended June 30, 2013 averaged approximately 32 Bopd after royalties compared to approximately 27 Bopd for the six months ended June 30, 2012. The increase in production in 2013 over 2012 is primarily due to five new wells added in Kansas and Wyoming offset by the temporary shut-in of one well and other temporary well repair downtime and normal production decline.

Oil Revenues. Our oil revenues increased by $68,942 or 15.4% from $448,898 for the six months ended June 30, 2012 to $517,840 for the six months ended June 30, 2013. The increase in revenue is due to an increase of 935 barrels of oil produced for the six months ended June 30, 2013 over the same period in 2012, equating to an increase of $85,253 offset by a $2.78 decrease in the weighted average price per barrel sold for the six months ended June 30, 2013, equating to an decrease of $16,311.

Net Loss on Earnings Per Share. We realized a net loss of $3,736,801, or $0.11 per basic and diluted share of common stock for the six months ended June 30, 2013 compared to a net loss of $2,916,985, or $0.10 per basic and diluted share of common stock for the six months ended June 30, 2012. The higher net loss of $819,816 was due mainly to the loss on extinguishment of debt and higher interest and finance expenses incurred to extend the due dates of debt during the six months ended June 30, 2013.

Operating Expenses. Total operating expenses were $3,109,465 for the six months ended June 30, 2013 compared to $3,028,732 for the six months ended June 30, 2012. The $80,733 or 2.7% increase in operating expenses was due primarily to a decrease in the gain on sale of assets of $442,025, an increase in production expenses of $82,431, an increase in asset retirement expenses of $136,507 and a net increase in all other operating expenses of $96,449, offset by a decrease in general and administrative expenses in the amount of $676,679.

Production Expenses. Our production expenses for the six months ended June 30, 2013 were $448,446, or $76.56 per barrel of oil, compared to $366,015, or $74.35 per barrel of oil, for the six months ended June 30, 2012, which represents a $82,431 or 22.5% increase. The overall production expenses increased mainly due to one time repair costs incurred on our Wasatch National Forest #16-15 Well that were necessary after it was put into production. This increase was partially offset by a large one time repair charge in our Perth field during 2012 that we did not incur in 2013. Our cost per barrel for the six months ended June 30, 2013 continues to remain above the industry averages due to our fixed costs, such as electricity, personnel and related expenses, and the cost of maintaining wells our 26 current non-producing wells including eight salt water disposal wells that are underutilized. We expect our fixed costs on a per barrel basis will decline as we place into production our non-producing wells.

Lease Expirations. Lease expirations were $46,937 for the six months ended June 30, 2013 compared to $14,170 for the six months ended June 30, 2012. This increase of $32,767, or 231.2%, was mainly due to one lease that we were unsuccessful in renewing due to excessive terms requested by the landowner. We continue our effort to renew as many expiring leases as possible that are not held by production.

Exploration Expenses. Exploration expenses decreased 11.0%, or $8,848, from $80,399 for the six months ended June 30, 2012 to $71,551 for the six months ended June 30, 2013. This decrease is due to less work performed in the six months ended June 30, 2013 on our undeveloped Utah prospects as we continued to focus our resources on our proved properties in Kansas and Wyoming.

Depletion, Depreciation, Amortization and Accretion. We recorded depletion, depreciation, amortization and accretion of $183,150 during the six months ended June 30, 2013 compared to $113,682 during the six months ended June 30, 2012. The increase of 61.1%, or $69,468 was mainly due to increased depreciation of $49,350 during the six months ended June 30, 2013 on our well and office equipment as a result of $680,229 in equipment additions since June 30, 2012. Depletion expense increased by $17,923 as a result of an increase in overall production volumes with a shift to more production in the Koelsch and South Haven fields that have a higher production cost per barrel. The remaining increase of $2,195 is due to accretion.

General and Administrative Expenses. General and administrative expenses were $2,187,528 for the six months ended June 30, 2013 compared to $2,864,207 for the six months ended June 30, 2012. The $676,679 or 23.6% decrease was attributable to a $841,273 decrease in compensation to consultants, directors, officers and other employees and a $192,332 decrease in bad debt expense during the six months ended June 30, 2013 compared to 2012, offset by a $269,182 increase in legal and audit fees in 2013 over 2012 and a net increase of $87,744 in all other expense items.  The general and administrative expenses were $1,216,859, net of $970,669 in non-cash stock compensation, and $1,568,253, net of $1,295,954 in non-cash stock compensation, for the six months ended June 30, 2013 and 2012, respectively.

Asset Retirement Obligation Expenses. We had $136,507 in asset retirement obligation expenses for the six months ended June 30, 2013 compared to zero for the six months ended June 30, 2012. This increase is due to the cost for plugging three wells in Kansas during the six months ended June 30, 2013 exceeded the asset retirement obligation liability for those three wells. These wells had been shut-in since our purchase of the leases. They were if very poor mechanical condition that was unknown to us prior to starting our rework operations.

Gain (Loss) on Sale of Assets. During the six months ended June 30, 2013 we had a $16,130 net loss on sale of assets compared to a $425,825 net gain on sale of assets for the six months ended June 30, 2012. This resulted in a decrease of $442,025, or 103.8%. The loss on sale of assets in 2013 is attributable to the sale of certain well equipment and office equipment. The gain on sale of assets in 2012 is attributable to the sale of a 21% working interest in the Prescott lease and a 5% carried interest in the Perth Field.

Other Income (Expenses). Total other income and expenses during the six months ended June 30, 2013 was a net expense of $1,143,609 compared to a net expense of $336,751 for the six months ended June 30, 2012 representing an increase of $806,858 or 239.6%.

For the six months ended June 30, 2013, other income consisted of a gain on settlement of liabilities totaling $30,367 compared to $17,199 for the six months ended June 30, 2012 as a result of our settlement of certain trade payable obligations.  In addition, for the six months ended June 30, 2013, we had no interest income compared to $52,307 for the six months ended June 30, 2012.  This interest income for the six months ended June 30, 2012 is associated with past due receivables from a working interest holder.

For the six months ended June 30, 2013, we incurred a loss on the extinguishment of debt in the amount of $631,353.  This is a non-cash expense and is the result of our effort to reduce our debt through conversions to common stock with a ratchet provision and warrants.

For the six months ended June 30, 2013, we incurred interest and finances expenses of $542,623 compared to $406,257 for the six months ended June 30, 2013. The $136,366 increase in 2013 over 2012 is due an increase of $162,894 in expenses associated with the modification of previously issued warrants, an increase of $70,114 in interest expense mainly due to payments made to extend due dates on notes payable, offset by a decrease of $96,642 due to fewer common stock warrants granted.  The interest and finance expenses were $242,275, net of $300,348 in non-cash stock and warrant issuances and $272,728, net of $133,529 in non-cash stock and warrant issuances for the six months ended June 30, 2013 and 2012, respectively.

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

The following table summarizes our total current assets, total current liabilities and working capital deficiency as of June 30, 2013 compared to December 31, 2012:

	June 30,	December 31,
	2013	2012
Current Assets	$440,472	$1,064,566
Current Liabilities	7,893,254	5,802,513
Working Capital Deficiency	$(7,452,782)	$(4,737,947)

Cash and cash equivalents were $81,285 as of June 30, 2013, compared to $286,013 as of December 31, 2012.  Changes in the net cash provided by and (used in) our operating, investing and financing activities for the six months ended June 30, 2013 and 2012 are set forth in the following table:

	Six Months Ended		Net Cash
	June 30,		Increase
	2013	2012	(Decrease)
Net cash used in operating activities	$(825,835)	$(1,864,892)	$1,039,057
Net cash provided by (used in) investing activities	(636,264)	1,129,709	(1,765,973)
Net cash provided by financing activities	1,257,371	1,274,955	(17,584)
Increase (decrease) in cash and cash equivalents	$(204,728)	$539,772	$(744,500)

Net cash from operating activities is derived from net income from operations adjusted for non-cash items, changes in the balances of accounts receivables, deposits and prepaid expenses, accounts payables, accrued expenses and other payables.  For the six months ended June 30, 2013, we used net cash in operating activities in the amount of $825,835 compared to $1,864,892 for the six months ended June 30, 2012.  This increase in net cash of $1,039,057 from 2012 to 2013 was primarily due to a decrease of accounts receivable of $318,857, an increase in accrued expenses and other payables of $632,382, and an increase of deposits and prepaid expenses of $260,779 offset by a net decrease of $172,967 in all other operating items.

Net cash from investing activities is derived from the proceeds and disbursements from sales and purchases of oil and gas properties, including wells and related equipment. For the six months ended June 30, 2013, we used cash for investing activities in the amount of $636,264 compared having cash provided by investing activities in the amount of $1,129,709 for the six months ended June 30, 2012.  This decrease in net cash of $1,765,973 was primarily due to a decrease in the proceeds from sale of oil and gas assets in the amount of $1,982,253. In 2012, we sold working interests in our Kansas properties to provide funding for our activities.

  Net cash from financing activities is derived from the proceeds from the issuance of equity securities and notes and convertible notes payable less the payments on our notes and convertible notes payable. For the six months ended June 30, 2013, we had an increase in net cash from financing activities of $1,257,371 compared to an increase in net cash of $1,274,955 for the six months ended June 30, 2012 , resulting in a decrease in our net cash for the period of $17,584.  We issued $950,243 more common stock and warrants for cash in 2012 over 2013, but we also increased payments on our notes and convertible notes payable in 2012 over 2013 in the amount of $754,513 which used most of that cash.

Satisfaction of our cash obligations for the next 12 months and our ability to continue as a going concern

Our operations do not produce significant cash flow and we rely almost exclusively on external sources of liquidity.  As of June 30, 2013, we have a $7,452,782 working capital deficiency and we need additional funding to pay our current liabilities, continue as a going concern and execute our business plan. We have historically addressed working capital deficiencies through frequent private sales of stock and warrants for cash, exchanges of stock and warrants in satisfaction of liabilities or for services, issuing short- and long-term promissory notes and sales of our assets. We will continue to depend on these and other external sources of liquidity for the foreseeable future. If we cannot obtain the necessary capital to pay our current liabilities, we may be subject to litigation and foreclosure proceedings. We will also need to obtain additional funding to make our planned capital expenditures.  If we are unable to secure such additional funding, we will be unable to pursue our plans, we may have to cease or significantly curtail our operations, including our plans to acquire additional acreage positions and development activities. Our ability to raise additional capital is critical to our ability to continue to operate our business.

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

 Stock-Based Compensation

We have accounted for stock-based compensation under the provisions of FASB ASC 718. This standard requires us to record an expense associated with the fair value of stock-based compensation over the period in which it is earned, typically the vesting period. We use the Black-Scholes option valuation model to calculate the value of options and warrants at the date of grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in these assumptions can materially affect the fair value estimate.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013. Based on this evaluation, the CEO and CFO have concluded that, as of June 30, 2013, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes made in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

  Our internal control over financial reporting includes those policies and procedures that:

⋅	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
⋅
provide reasonable assurance that transactions are recorded properly to allow for the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors;

⋅
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements; and

⋅	provide reasonable assurance as to the detection of fraud.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Nostra Terra Oil & Gas Company v. Richfield Oil & Gas Company

On February 1, 2012, Nostra Terra Oil & Gas Company (“NTOG”) filed an action against the Company, HPI, HEGINC, and HEGLLC in the Twenty-Third Judicial District Court of Russell County, Kansas. The complaint alleges that the Company defaulted on its repayment obligations under a note and security agreement, dated April 13, 2011, in the principal amount of $1,300,000 and accrued interest at 10% per annum (the “Note”). The complaint seeks foreclosure on two of the Company’s property leases located in Kansas. On May 31, 2013, the Company received an Order of Sale from the District Court in Russell County, Kansas , directing the sale of certain of our properties that we had pledged as collateral in connection with the Note. As disclosed in our prior filings, we were unable to repay our obligations under the Note when it came due on January 31, 2012. As a result of our default under the Note, on April 2, 2013, NTOG obtained a judgment against the Company in the principal sum of $1,300,000 plus $245,040 in accrued interest through March 1, 2013 and on May 17, 2013, the Company delivered $216,043. The judgment further provides that interest will continue to accrue after March 1, 2013 at the rate of $356 per day until the debt is paid in full.

On June 27, 2013 the Russell County Kansas Sheriff’s office conducted a sale of three leases and three wells. The Company objected to the auction and the confirmation of the sale. On August 6, 2013 NTOG stipulated to set aside the sale and that any future sale be conducted in a commercially reasonable manner.

Notwithstanding the foregoing, the Company has maintained its cross-claim against NTOG for intentional interference with our business relations and accounting. The liability of $1,300,000 has been included in the Company’s financial statements under “Convertible notes payable” and the interest amount has been included in the Company’s “Accrued expenses and other payables”.    The Company intends to vigorously defend against this foreclosure action and repay any amount that is ultimately determined to be outstanding. The obligations due and owing under this note and security agreement are fully accounted for in the Company’s financial statements as of June 30, 2013.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following summarizes all sales of our unregistered securities during the quarterly period ended June 30, 2013.  The securities listed in each of the below referenced transactions were (i) issued without registration and (ii) were issued in reliance on the private offering exemptions contained in Sections 4(2), 4(5) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws as a transaction not involving a public offering. No placement or underwriting fees were paid in connection with these transactions.  Proceeds from the sales of these securities were used for general working capital purposes.  The securities are deemed restricted securities for purposes of the Securities Act.

Sales of Common Stock

During the quarterly period ended June 30, 2013, the Company issued 2,176,518 shares of common stock to unaffiliated debt holders for a negotiated conversion price between $0.60 and $0.80 per share for the extinguishment or reduction of notes payable, accrued interest and extension and conversion incentives.  The fair value of these shares at the time of conversion was $1,471,326.

During the quarterly period ended June 30, 2013, the Company issued 1,098,750 shares of common stock to unaffiliated investors and one director for cash of $899,000 at a price between $0.80 and $1.00 per share.

During the quarterly period ended June 30, 2013, the Company issued 10,000 shares of common stock at a negotiated price of $0.80 per share as partial consideration for the purchase of two leases in the HUOP Freedom Trend Project.  The fair value of these shares at the time of purchase was $8,500.

During the quarterly period ended June 30, 2013, the Company issued 49,500 shares of common stock at a negotiated conversion price between $0.80 and $1.00 per share to creditors and consultants as payment for outstanding payables. The fair value of the shares at the time of conversion was $33,045.

During the quarterly period ended June 30, 2013, the Company issued 112,003 shares of common stock at a negotiated price between $0.91 and $0.97 per share to consultants and directors as compensation for services. The shares issued were fully vested and the fair value of services received in the amount of $107,923 was expensed on the date of grant.

During the quarterly period ended June 30, 2013, the Company issued 59,644 shares of common stock to an unaffiliated investor as the result of a ratchet provision on stock that was purchased for $5.00 per share that required the Company to issue additional shares of stock at no cost to the investor to make the effective price per share $2.50.

Warrant and Stock Option Issuances

During the quarterly period ended June 30, 2013, the Company granted warrants in connection with common stock issuances to purchase up to 1,937,218 shares of common stock with an exercise price of $1.00 per share, which expire between April 2014 and June 2014.

During the quarterly period ended June 30, 2013, the Company granted warrants to consultants for services to purchase up to 525,000 shares of common stock with an exercise price of $1.00 per share, which expire in April 2014.

During the quarterly period ended June 30, 2013, the Company awarded Alan D. Gaines, Chairman of the Board of Directors, 3,500,000 common stock options with an exercise price of $1.00 that expire in May 2020.  The options vest 50% upon the earlier of six months or the Company obtaining funding in excess of $3 million, 25% after one year and 25% after two years.

ITEM 6.  EXHIBITS

The list of exhibits in the Exhibit Index to this quarterly report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RICHFIELD OIL & GAS COMPANY

Dated: August 14, 2013	By:	/s/ DOUGLAS C. HEWITT, SR.
Douglas C. Hewitt, Sr.
Chief Executive Officer

Dated: August 14, 2013	By:	/s/ GLENN G. MACNEIL
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