Form 10-Q
period 2013-09-30
RICHFIELD OIL & GAS Co
filed 2013-11-14
CIK 1537834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to

Commission File Number 000-54576

RICHFIELD OIL & GAS COMPANY
(Exact name of registrant as specified in its charter)

Nevada	35-2407100
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

175 South Main Street, Suite 900
Salt Lake City, UT 84111
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
Yes ☐    No ☒

The issuer had 39,493,664 shares of common stock outstanding as of November 14, 2013.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
RICHFIELD OIL & GAS COMPANY
Condensed Consolidated Balance Sheets (Unaudited)
September 30, 2013 and December 31, 2012

	September 30,	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$98,753	$286,013
Restricted Cash	1,639,403	-
Accounts receivables	140,006	387,803
Deposits and prepaid expenses	56,670	390,750
Total current assets	1,934,832	1,064,566

Properties and equipment, at cost - successful efforts method:
Proved properties	7,285,103	6,581,725
Unproved properties	14,114,018	14,164,053
Well and related equipment	1,680,809	1,024,972
Accumulated depletion, depreciation and amortization	(1,118,278)	(923,083)
	21,961,652	20,847,667

Other properties and equipment	219,231	236,212
Accumulated depreciation	(202,265)	(188,411)
	16,966	47,801

Total assets	$23,913,450	$21,960,034

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,150,209	$1,578,510
Accrued expenses and other payables	2,355,581	1,368,276
Current portion of notes payable	1,510,238	1,487,419
Convertible notes payable, net of discount of $288,475 and $0 at 9/30/13 and 12/31/12, respectively	2,524,085	1,352,560
Capital lease obligations	-	15,748
Derivative liability	1,354,503	-
Total current liabilities	9,894,616	5,802,513

Long-term liabilities
Notes payable, net of current portion	-	1,674,691
Asset retirement obligations	461,788	482,157
Total long-term liabilities	461,788	2,156,848

Total liabilities	10,356,404	7,959,361

Commitments and contingencies

Stockholders' equity
Common stock, par value $.001; 250,000,000 authorized; 39,158,830 shares and 32,518,192 shares issued and outstanding at 9/30/2013 and 12/31/2012, respectively	39,159	32,518
Additional paid-in capital	50,779,079	45,147,563
Accumulated deficit	(37,261,192)	(31,179,408)
Total stockholders' equity	13,557,046	14,000,673

Total liabilities and stockholders' equity	$23,913,450	$21,960,034

See the accompanying notes to condensed consolidated financial statements

RICHFIELD OIL & GAS COMPANY
Condensed Consolidated Statements of Operations (Unaudited)
For the Three and Nine Months Ended September 30, 2013 and 2012

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues
Oil and natural gas sales	$254,554	$217,852	$772,394	$666,750
Total revenues	254,554	217,852	772,394	666,750

Operating expenses
Production expenses	205,312	214,664	653,758	580,679
Production taxes	10,741	7,915	29,957	24,069
Exploration	32,292	28,239	103,843	108,638
Lease expiration	109,292	7,261	156,229	21,431
Depletion, depreciation, amortization and accretion	88,477	72,824	271,627	186,506
General and administrative expenses	1,087,997	778,812	3,275,525	3,643,019
Asset retirement obligation expenses	25,094	-	161,601	-
Loss (gain) on sale of assets	-	(7,954)	16,130	(433,849)
Total expenses	1,559,205	1,101,761	4,668,670	4,130,493

Loss from operations	(1,304,651)	(883,909)	(3,896,276)	(3,463,743)

Other income (expenses)
Gain on settlement of liabilities	-	3,570	30,367	20,769
Loss on extinguishment of debt	(472,349)	-	(1,103,702)	-
Loss on derivative valuation	(287,571)	-	(287,571)	-
Interest and finance expenses	(255,663)	(238,516)	(798,286)	(644,773)
Interest income	850	31	850	52,338
Total other income (expenses)	(1,014,733)	(234,915)	(2,158,342)	(571,666)

Loss before income taxes	(2,319,384)	(1,118,824)	(6,054,618)	(4,035,409)

Income tax provision	-	-	(1,567)	(400)

Net loss	$(2,319,384)	$(1,118,824)	$(6,056,185)	$(4,035,809)

Net loss per common share - basic and diluted	$(0.06)	$(0.04)	$(0.17)	$(0.14)

Weighted average shares outstanding – basic and diluted	38,255,935	28,584,164	35,339,019	28,138,646

See the accompanying notes to condensed consolidated financial statements

RICHFIELD OIL & GAS COMPANY
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2013 and 2012

	Nine Months ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(6,056,185)	$(4,035,809)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depletion, depreciation, amortization and accretion	271,627	187,560
Asset retirement obligation release on plugged wells	(39,000)	-
Gain on settlement of liabilities	(30,367)	(35)
Loss on extinguishment of debt	1,103,702	-
Loss on derivative liability	287,571	-
Capitalized interest on notes payable	16,317	8,456
Amortization of pre-paid interest	6,164	83,256
Lease expirations	156,229	21,431
Loss (gain) on sale of assets	16,130	(433,849)
Amortization of debt discounts	50,098	221,467
Issuance of common stock, options and warrants for services and other expenses	1,115,884	1,407,238

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivables	311,247	(153,458)
Decrease (increase) in deposits and prepaid expenses	294,711	-
Decrease (increase) in other assets	-	(112,111)
Increase (decrease) in accounts payable	187,102	486,824
Increase (decrease) in accrued expenses and other payables	1,570,122	115,342
Increase (decrease) in due to directors	-	(27,934)
Increase (decrease) in due to related parties	-	(61,246)
Net cash used in operating activities	(738,648)	(2,292,868)

Cash flows from investing activities:
Investment in oil and gas properties, including wells and related equipment	(1,077,978)	(1,344,976)
Investment in other properties and equipment	-	(13,434)
Proceeds from sale of assets	354,700	2,271,678
Net cash provided by (used in) investing activities	(723,278)	913,268

Cash flows from financing activities:
Proceeds from notes and convertible notes payable	1,921,811	100,000
Payments on notes and convertible notes payable	(68,372)	(649,461)
Restricted cash for settlement of note and litigation (see NOTE 15 LEGAL PROCEEDINGS)	(1,639,403)	-
Proceeds from related party notes payable	-	50,000
Payments on related party notes payable	-	(304,909)
Payments on capital lease obligation	(15,748)	(23,298)
Proceeds from issuance of convertible preferred stock	-	285,000
Proceeds from issuance of warrants	7,378	272,115
Proceeds from issuance of common stock - net of issuance costs	1,069,000	1,764,750
Net cash provided by financing activities	1,274,666	1,494,197

Net increase (decrease) in cash and cash equivalents	(187,260)	114,597

Cash and cash equivalents - beginning of period	286,013	37,157

Cash and cash equivalents - end of period	$98,753	$151,754

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$14,569	$84,758
Cash paid during the period for income taxes	$1,567	$-

Non-cash financing and investing activities:
Purchase of oil and gas properties and conversion of JIB receivables billed to working interest holders through issuance of common stock and warrants	$8,500	$547,363
Capitalized oil and gas properties included in accounts payable	$938,973	$-
Purchase of properties through exchange of property and reduction of payables and notes payable	$71,332	$230,000
Sale of oil and gas properties for return of common stock	$45,625	$539,277
Cancellation of lease in full satisfaction of accounts payable	$-	$180,000
Conversion of pre-paid expenses, payables, and notes payable through issuance of common stock	$3,084,084	$550,000
Conversion of accounts payable through issuance of note payable	$21,000	$186,229
Capitalized accrued interest on notes payable	$-	$152,657
Derivative liability on common stock issued	$344,572	$-
Conversion of notes payable through issuance of convertible notes payable	$-	$1,328,000
Conversion of convertible notes payable through issuance of notes payable	$-	$1,117,500
Amortization of plugged wells	$41,766	$-
Capitalized asset retirement obligations	$30,892	$-
Write down of asset retirement obligation on sold properties	$18,839	$-

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

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, HEGINC and HOPIN. All significant intercompany transactions and balances have been eliminated in consolidation.

The Company has been involved in leasing, exploring and drilling in Kansas, Oklahoma, Utah and Wyoming since its formation. The Company is participating in over 39,000 acres of leasehold, seismic surveys, and numerous drilling projects in these states.  The Company uses proven technologies and drilling and production methods that are both efficient and environmentally sound.

NOTE 2     GOING CONCERN

The Company’s condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations causing negative working capital, in that current liabilities exceed current assets, and the Company has negative operating cash flows, which raise substantial doubt about the Company’s ability to continue as a going concern. The Company sustained a net loss for the nine months ended September 30, 2013 of $6,056,185 and a net loss for the year ended December 31, 2012 of $7,993,196, and has an accumulated deficit of $37,261,192 as of September 30, 2013.

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

As the Company has incurred losses for the nine months ended September 30, 2013 and 2012, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculations. As of September 30, 2013 and 2012, there were 12,959,062 and 3,553,591 potentially dilutive shares, respectively.

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

Substantially all of the Company’s accounts receivable result from oil and gas sales and joint interest billings (“JIBs”) to third parties in the oil and gas industry.  This concentration of customers and joint interest owners may impact the Company’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. As of September 30, 2013, 67% of the accounts receivable balance resulted from three entities. For the nine months ended September 30, 2013, 98% of the revenues resulted from producing wells in Kansas, and for the nine months ended September 30 2012, all of the revenues resulted from producing wells in Kansas.

RICHFIELD OIL & GAS COMPANY
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4      OIL AND NATURAL GAS PROPERTIES

Acquisitions for the nine months ended September 30, 2013

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

Divestitures for the nine months ended September 30, 2013

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

In July 2013, the Company sold a 2.0% ORRI in the Pine Springs/Edwin Prospect in the Central Utah Overthrust to an unaffiliated investor for $70,000 cash. As additional consideration for the sale, the Company granted warrants to purchase up to 70,000 shares of Common Stock with an exercise price of $1.00 that expire in July 2014.

RICHFIELD OIL & GAS COMPANY
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5     NOTES PAYABLE

Notes Payable consists of the following:

	September 30,	December 31,
	2013	2012
Note Payable, interest at 12.0% per annum, monthly payments of $7,500, due October 2013, secured by a 5.00% working interest in certain HUOP Freedom Trend Prospect leases.	$-	$750,000

Note Payable, interest at 10.0% per annum, monthly payments of $3,200, secured by a 1.00% working interest in certain HUOP Freedom Trend Prospect leases.	-	366,709

Note Payable, interest at 7.5% per annum, monthly payments of $1,949, due January 2014, secured by vehicle.	14,012	24,759

Note Payable, interest at 10.0% per annum, monthly payments of $15,000, due June 2014, secured by a 10.00% working interest in certain HUOP Freedom Trend Prospect leases.	581,327	716,327

Note Payable, interest at 10.0% per annum, monthly payments of $5,000, secured by a 1.00% working interest in certain HUOP Freedom Trend Prospect leases.	-	87,056

Note Payable, interest at 0.0% per annum, monthly payments of $1,500, due on demand, unsecured.	-	7,380

Note Payable, interest at 8.0% per annum, monthly payments of $10,000, due on demand, unsecured.	94,701	115,879

Note Payable, interest at 10.0% per annum, secured by certain new leases, rights, and interests in the Central Utah Overthrust Project.	-	250,000

Note Payable, interest at 6.0% per annum, quarterly payments of $50,000, due January 2014, secured by a 10.00% working interest in the Liberty Prospect.	439,000	589,000

Note Payable, interest at 0.0% per annum, unsecured.	-	190,000

Note Payable, interest at 0.0% per annum, due on demand, unsecured	15,000	-

Note Payable, interest at 10.0% per annum, secured by a 1.00% working interest in certain HUOP Freedom Trend Prospect leases.	-	65,000

Note Payable, interest at 12.0% per annum, due on demand, secured by a 10.00% working interest in the Liberty Prospect.	66,198	-

Note Payable, interest at 12.0% per annum, due on demand, secured by a 10.00% working interest in the Liberty Prospect.	50,000	-

Note Payable, interest at 12.0% per annum, due on demand, secured by a 10.00% working interest in the Liberty Prospect.	50,000	-

Note Payable, interest at 8.0% per annum, due on demand, secured by a working interest in certain Kansas leases.	100,000	-

Note Payable, interest at 8.0% per annum, due on demand, secured by a working interest in certain Kansas leases.	100,000	-

Total Notes Payable	1,510,238	3,162,110
Less: Current Portion (includes demand notes)	(1,510,238)	(1,487,419)
Long-Term Portion	$-	$1,674,691

RICHFIELD OIL & GAS COMPANY
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6     CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consists of the following:

	September 30,	December 31,
	2013	2012
Note Payable, interest at 12.0% per annum, due on demand, convertible into common shares of the Company at a conversion rate of $2.50 per common share, unsecured.	$52,560	$52,560

Note Payable, interest at 10.0% per annum, due on demand, convertible into common shares of the Company at a conversion rate of $2.50 per common share, secured by certain Kansas Leases and 10.00% working interest in certain Fountain Green Project Leases (see NOTE 15 LEGAL PROCEEDINGS).	1,300,000	1,300,000

Note Payable, interest at 10.0% per annum, due March 2014, convertible into common shares of the Company at a conversion rate of $0.60 per common share subject to a ratchet adjustment provision (see NOTE 10 COMMON STOCK), secured by a working interest in certain Kansas and Wyoming leases.	1,310,000	-

Note Payable, interest at 10.0% per annum, due March 2014, convertible into common shares of the Company at a conversion rate of $0.60 per common share subject to a ratchet adjustment provision (see NOTE 10 COMMON STOCK), secured by a working interest in certain Kansas and Wyoming leases.	150,000	-

Total Convertible Notes Payable	2,812,560	1,352,560
Less: Unamortized Debt Discount	(288,475)	-
Less: Current Portion (includes demand notes)	(2,524,085)	(1,352,560)
Long-Term Portion	$-	$-

NOTE 7     OPERATING LEASES

The Company leases office space in Salt Lake City, Utah (“Premises Lease”) which consists of approximately 5,482 square feet.  The Company has a prepaid security deposit of $11,122.  The Company entered into a five year and five month lease effective September 1, 2013. The annualized lease obligations for the period September 1, 2013 to August 31, 2014 is $67,155 with annualized lease obligations for the subsequent 4 years in the amount of $115,122. For the nine months ended September 30, 2013 and 2012, the Premises Lease payments were $89,482 and $80,827, respectively.

The Company leases a printer, copier and fax machine. The Company entered into a new lease with new equipment for 36 months commencing January 11, 2013. The monthly lease payment on the new lease is $654. For the nine months ended September 30, 2013 and 2012, the office machine lease payments were $5,897 and $2,295, respectively.

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

RICHFIELD OIL & GAS COMPANY
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the Company’s asset retirement obligation transactions recorded in accordance with the provisions of FASB ASC 410 during the nine months ended September 30, 2013:

September 30,
2013
Beginning asset retirement obligation, as of December 31, 2012	$482,157
Liabilities incurred in the current period	17,294
Liabilities settled in the current period	(57,839)
Accretion of discount on asset retirement obligations	6,578
Revisions of previous estimates	13,598
Ending asset retirement obligations, as of September 30, 2013	$461,788

NOTE 9     PREFERRED STOCK

As of September 30, 2013 and December 31, 2012, the Company had 50,000,000 shares of preferred stock authorized at a par value of $0.001 per share and had no shares of preferred stock issued or outstanding.

NOTE 10     COMMON STOCK

During the nine months ended September 30, 2013, the Company issued 1,166,750 shares of common stock to unaffiliated investors and one director for cash of $1,069,000 at a price between $0.80 and $2.50 per share. In addition, the Company granted warrants to purchase up to 765,375 shares of common stock with an exercise price between $1.00 and $2.50 per share that expire between April 2013 and June 2014. Subsequent to the original issuance, warrants that were granted with an exercise price of $2.50 per share were repriced to $1.00 per share and warrants that expired in April 2013 were extended to December 2013 (see NOTE 11 WARRANTS TO PURCHASE COMMON STOCK).

During the nine months ended September 30, 2013, the Company issued 4,037,768 shares of common stock to unaffiliated debt holders at a negotiated price between $0.60 and $0.80 per share for the extinguishment or reduction of notes payable, accrued interest, extension and conversion incentives, and issuance of new debt. The fair value of these shares at the time of issuance was $2,473,119. In addition, the Company granted warrants to purchase up to 3,032,853 shares of common stock with an exercise price of $1.00 that expire between April 2014 and December 2014.

During the nine months ended September 30, 2013, the Company issued 10,000 shares of common stock at a negotiated price of $0.80 per share as partial consideration for the purchase of two leases in the HUOP Freedom Trend Project. The fair value of these shares at the time of purchase was $8,500.

During the nine months ended September 30, 2013, the Company issued 1,102,064 shares of common stock at a negotiated conversion price between $0.80 and $2.50 per share to creditors, consultants, directors, officers and other employees as payment for outstanding payables. The fair value of the shares at the time of conversion was $888,807. In addition, the Company granted warrants to certain consultants to purchase up to 21,250 shares of common stock with an exercise price of $1.00 that expire in June 2014.

During the nine months ended September 30, 2013, the Company issued 288,473 shares of common stock at a negotiated price between $0.80 and $2.50 per share to consultants and directors as compensation for services. The shares issued were fully vested and the fair value of the shares issued in the amount of $250,798 was expensed on the date of grant.

During the nine months ended September 30, 2013, the Company issued 61,209 shares of common stock to two unaffiliated investors as the result of a ratchet provision on stock that was purchased for $5.00 per share that required the Company to issue additional shares of stock at no cost to the investor to make the effective price per share $2.50.

RICHFIELD OIL & GAS COMPANY
Notes to Condensed Consolidated Financial Statements (Unaudited)

During the nine months ended September 30, 2013, two unaffiliated investors returned 25,626 shares of common stock, valued at $25,626, or $1.00 per share, and paid us $120,000 in cash to purchase a 20.00% working interest in our Wasatch National Forest #16-15 Well for a total value of $145,626. The shares were returned to the Company and subsequently cancelled.

The Company has 2,396,222 shares of common stock outstanding  which were issued between May 2013 and June 2013 pursuant to written subscription agreements. As part of the agreements, a ratchet provision was included that in the event the Company sells shares of common stock or convertible securities at any time prior to December 31, 2013 at a price per share less than $0.80, the Company contractually agrees to issue an additional amount of shares of common stock to make the effective price of the shares of common stock equal to the price per share of common stock that were sold for less than $0.80. Further, the Company has 2,530,357 shares of common stock outstanding which were also issued between June 2013 and September 2013 pursuant to written subscription agreements. As part of the agreements, a ratchet provision was included that in the event the Company sells shares of common stock or convertible securities at any time prior to December 31, 2013 at a price per share less than $0.60, the Company contractually agrees to issue an additional amount of shares of common stock to make the effective price of the shares of common stock equal to the price per share of common stock that were sold for less than $0.60.

These ratchet provisions are accounted for under the provisions of FASB ASC 815 which dictate the provisions to be accounted as embedded derivatives. These standards require the Company to determine the fair value of the ratchet provision and record a corresponding derivative liability in the financial statements. (See NOTE 13 FAIR VALUE). As of September 30, 2013, the Company is required to issue 798,741 shares of common stock under the terms of the $0.80 ratchet provision. The Company intends to issue these shares before December 31, 2013.

NOTE 11     WARRANTS TO PURCHASE COMMON STOCK

As of September 30, 2013, there were 5,685,964 warrants to purchase shares of common stock outstanding and fully vested. These warrants have an exercise price between $1.00 and $5.00 per share and expire at various times between December 2013 and September 2015.

During the nine months ended September 30, 2013, certain previously issued warrants with an exercise price between $2.50 and $5.00 were modified to an exercise price of $1.00 and warrants that had an expiration date of April 2013 were modified to expire in December 2013. The fair value of the modification in the amount of $162,894 was expensed during the nine months ended September 30, 2013.

During the nine months ended September 30, 2013, warrants totaling 4,451,478 for shares of common stock were granted.

Of the total warrants granted during the nine months ended September 30, 2013, 765,375 warrants were granted in conjunction with private placements of common stock for cash proceeds (see NOTE 10 COMMON STOCK) that have an exercise price of $1.00 per share and expire between December 2013 and June 2014.

The remaining 3,686,103 warrants granted during the nine months ended September 30, 2013, were issued in conjunction with the extinguishment of certain debt and in conjunction with the payment for services. These transactions are accounted for by the Company under the provisions of FASB ASC 470 and 505. These standards require the Company to determine the fair value of the warrants.  The Company uses the Black-Scholes option valuation model to calculate the fair value of warrants at the date of grant.  Warrant pricing models require the input of highly subjective assumptions, including the expected price volatility.  For warrants granted, the Company used a variety of comparable and peer companies as well as its own stock trading history to determine the expected volatility. The Company believes the use of peer company data fairly represents the expected volatility it would experience if the Company was more actively publicly traded in the oil and gas industry over the contractual term of the warrants. Changes in these assumptions can materially affect the fair value estimate.

During the nine months ended September 30, 2013, the Company has determined the fair value of the 3,686,103 warrants granted to be $632,651, of which $595,774 has been expensed in the period.

RICHFIELD OIL & GAS COMPANY
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following is the weighted average of the assumptions used in calculating the fair value of the warrants granted during the period using the Black-Scholes model:

Nine Months Ended
September 30, 2013
Fair market value	$0.63
Exercise price	$1.00

Risk free rates	0.12%
Dividend yield	0.00%
Expected volatility	112.51%
Contractual term	1.00 Years

The weighted-average fair market value at the date of grant for warrants granted are as follows:

Fair value per warrant	$0.1716
Total warrants granted	3,686,103
Total fair value of warrants granted	$632,651

The following table summarizes the Company’s total warrant activity for the nine months ended September 30, 2013:

			Weighted-
			Average
		Weighted-	Remainder
		Average	Contractual
	Warrants	Exercise Price	Term in Years

Warrants outstanding as of December 31, 2012	2,166,874	$2.58	1.32
Granted	4,451,478	$1.00	1.00
Exercised	-	-	-
Forfeited/Expired	(932,388)	-	-
Warrants outstanding as of September 30, 2013	5,685,964	$1.29	0.82

NOTE 12     EMPLOYEE STOCK OPTIONS

In May 2013, the Company announced the appointment of Alan D. Gaines as Chairman of the Board of Directors and as part of his compensation package, the Company awarded Mr. Gaines 3,500,000 common stock options with an exercise price of $1.00 and expire in May 2020. The options vest 50% upon the earlier of six months or the Company obtaining funding in excess of $3 million, 25% after one year and 25% after two years. The Company accounts for employee stock options according to FASB ASC 718 which requires the Company to calculate the fair value of the stock option on the date of grant and amortize over the vesting period of the options.

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

RICHFIELD OIL & GAS COMPANY
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the Company’s total option activity for the nine months ended September 30, 2013:

			Remaining
	Options	Exercise Price	Term in Years

Options outstanding as of December 31, 2012	-	-	-
Granted	3,500,000	$1.00	7.00
Exercised	-	-	-
Forfeited/Expired	-	-	-
Options outstanding as of September 30, 2013	3,500,000	$1.00	6.60

Outstanding and exercisable stock options as of September 30, 2013 are as follows:

Options Outstanding			Options Exercisable
Number of	Remaining		Number of
Options	Life	Exercise	Options	Exercise
Outstanding	(Years)	Price	Exercisable	Price
3,500,000	6.65	$1.00	-	-

The estimated fair value of the Company stock options, less expected forfeitures, is amortized over the options vesting period on the straight-line basis. The Company recognized the following equity-based compensation expenses during the nine months ended September 30, 2013:

Nine Months Ended
September 30, 2013
Stock based compensation expense	$489,628
Income tax benefit recognized related to stock-based compensation	-
Income tax benefit realized from the exercising and vesting of options	-

As of September 30, 2013, there was $1,100,390 of total unrecognized compensation cost with a remaining vesting period of 1.60 years.

As of September 30, 2013, the intrinsic value of outstanding and vested stock options was as follows:

September 30, 2013
Intrinsic value – options outstanding	-
Intrinsic value – options exercisable	-
Intrinsic value – options exercised	-

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

RICHFIELD OIL & GAS COMPANY
Notes to Condensed Consolidated Financial Statements (Unaudited)

⋅	Level one — Quoted market prices in active markets for identical assets or liabilities;

⋅	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

⋅	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company has one liability measured at fair value on a recurring basis, which consists of ratchet provisions in connection with certain issuances of the Company’s common stock (see NOTE 10 COMMON STOCK). As of September 30, 2013 this provision had an estimated fair value of $1,354,503. The Company has no assets that are measured at fair value on a recurring basis.

The following table presents information about our derivative liability, which was our only financial instrument measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2013:

Balance at December 31, 2012	$-
New Derivative Liability	1,066,932
Transfers to (from) Level 3	-
Total (gains)losses included in earnings	287,571
Issuances	-

Balance at September, 2013	$1,354,503

The fair value of this provision was calculated using the Geometric Brownian Motion methodology with a risk neutral Monte Carlo approach using level three inputs. Assumptions used to calculate the fair value of the ratchet provisions were as follows:

September 30,
2013
Expected term in years	.12 years
Risk-free interest rates	0.02%
Volatility	133.10%
Dividend yield	0.00%

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

NOTE 14     RELATED PARTY TRANSACTIONS

Certain Relationships and Related Transactions

A.	Douglas C. Hewitt, Sr., Chief Executive Officer and a Director

An affiliate of Douglas C. Hewitt, Sr., Chief Executive Officer and a Director, is a party to the following transactions with the Company for the nine months ended September 30, 2013 as described below.

The D. Mack Trust

⋅     Mr. Hewitt is the sole beneficiary of The D. Mack Trust, an irrevocable trust established by Mr. Hewitt on May 15, 2009. As of September 30, 2013, the D. Mack Trust had ORRIs ranging from 0.50% to 3.625% in 1,636 net acres leased by the Company in Kansas and Oklahoma. The D. Mack Trust received $16,772 and $12,489 in royalties for the nine months ended September 30, 2013 and 2012, respectively, from the overriding royalty interests.

RICHFIELD OIL & GAS COMPANY
Notes to Condensed Consolidated Financial Statements (Unaudited)

B.	Joseph P. Tate, a Director

Joseph P. Tate, a Director, is a party to the following transaction with the Company for the nine months ended September 30, 2013:

⋅     As of September 30, 2013, Mr. Tate had a 12.50% landowner overriding royalty interest in 1,816 acres within our HUOP Freedom Trend Prospect that we purchased from him prior to him becoming a director. Mr. Tate did not receive any royalties during the nine months ended September 30, 2013 and 2012 relating to his overriding royalty interest.

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

Alan D. Gaines, Chairman of the Board of Directors, is a party to the following transaction with the Company for the nine months ended September 30, 2013:

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

NOTE 15     LEGAL PROCEEDINGS

Nostra Terra Oil & Gas Company v. Richfield Oil & Gas Company

On February 1, 2012, Nostra Terra Oil & Gas Company (“NTOG”) filed an action against the Company, HPI, HEGINC, and HEGLLC in the Twenty-Third Judicial District Court of Russell County, Kansas (the “Court”). The complaint alleges that the Company defaulted on its repayment obligations under a note and security agreement, dated April 13, 2011, in the principal amount of $1,300,000 and accrued interest at 10% per annum (the “Note”). On April 2, 2013, NTOG obtained a judgment against the Company in the principal sum of $1,300,000 plus $245,040 in accrued interest through March 1, 2013 (the “Judgment”). In addition, NTOG is claiming amounts for legal fees and production costs. Between May 2, 2013 and September 9, 2013 the Company deposited the sum of $1,639,403 with the Court for the payment of the Judgment, additional accrued interest, and all legal fees and production costs. At a hearing on September 11, 2013 the Court released all writs of execution and or garnishments pursuant to the Judgment. The Court has set December 18, 2013 for determination that all amounts due pursuant to the Judgment have been paid. The obligations due and owing under this note and security agreement are fully accounted for in the Company’s financial statements as of September 30, 2013. The liability of $1,300,000 has been included in the Company’s financial statements under “Convertible notes payable” and the interest, legal fees and production expense amounts have been included in the Company’s “Accrued expenses and other payables”. Notwithstanding the foregoing, the Company has maintained its cross-claim against NTOG for intentional interference with our business relations and accounting.

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

RICHFIELD OIL & GAS COMPANY
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 16     SUBSEQUENT EVENTS

In October 2013, the Company issued 147,000 shares of common stock to a consultant as compensation for services.  The shares issued are fully vested and the fair value of the shares on the date of issuance was $58,800.

In October 2013, the Company issued 187,834 shares of common stock to a note holder pursuant to a conversion notice to convert $34,862 in principal and interest in accordance with the terms of the note.  The shares were issued at a conversion rate of $0.19 per share and the fair value of the shares on the date of issuance was $88,282.

In October 2013, at a hearing regarding our litigation with NTOG, the Court ordered $1,150,000 of the amount held by the Court to be distributed to NTOG. The remaining balance of the funds will continue to be held pending the outcome of the hearing on December 18, 2013. The Court also ordered the immediate transfer of operations three wells from NTOG to the Company.

In October 2013, the Company sold a 51.25% working interest in the Wasatch National Forest #16-15 well located in Wyoming to two unaffiliated investors for $512,500 with payments of $112,500 in cash and the cancellation of $400,000 of notes payable.

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

Overview of our Business

We are an independent oil and gas exploration and production company with projects in Kansas, Oklahoma, Utah and Wyoming. The focus of our business is acquiring, retrofitting and operating or selling oil and gas assets and related production.  We have three primary strategic directions:

•
We use our research technology to identify prospective properties in Kansas and Oklahoma that were initially developed between the 1920s and 1950s, but which may be subject to further development through the use of more modern production techniques. We refer to these properties as our “Mid-Continent Project,” which currently includes 2,506 gross (2,375 net) acres. We have identified significant oil and natural gas reserves from these early exploration properties, many of which were previously underdeveloped due to inefficient and antiquated exploration and production methods and low commodity prices. In most cases these wells were developed and left fallow by major oil and gas companies. Using current technology and methodologies, we have successfully developed both production and proved reserves within these fields, and we intend to continue to pursue this strategy in the future.

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

•
We have conducted a limited amount of exploration for oil and natural gas reserves in the Central Utah Overthrust region, where we are participating in 34,211 gross (13,306 net) acres.  We refer to these properties as our “Central Utah Overthrust Project.” We and our partners intend to conduct drilling operations, acquire additional acreage and to conduct further exploration activities with respect to our Central Utah Overthrust Project.

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

Production History

The following table presents information about our produced oil volumes during the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012. We did not produce natural gas during these time periods. As of September 30, 2013, we were selling oil from a total of 16 gross wells (15.2 net), compared to 14 gross wells (12.3 net) as of September 30, 2012.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net Production:
Oil (Bbl)	2,534	2,271	8,392	7,451

Average Sales Price:
Oil (per Bbl)	$100.46	$95.93	$92.04	$89.48

Average Production Costs:
Oil (per Bbl)	$81.02	$94.52	$77.90	$77.93

Depletion of Oil and Gas Properties

Our depletion expense is driven by many factors, including certain costs incurred in the development of producing reserves, production levels and estimates of proved reserve quantities. Our depletion expense totaled $28,000 and $94,031 for the three months and nine months ended September 30, 2013 compared to $32,005 and $80,113 for the three and nine months ended September 30, 2012.

The following table presents our depletion expenses per barrel of oil for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Depletion of Oil (per Bbl):	$11.05	$14.09	$11.20	$10.75

Results of Operations

The following presents an overview of our results of operations for the three and nine months ended September 30, 2013, compared to the three and nine months ended September 30, 2012.

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Average Daily Production.  Our net oil production for the three months ended September 30, 2013 averaged approximately 27 Bopd after royalties compared to approximately 25 Bopd for the three months ended September 30, 2012. The increase in production in 2013 over 2012 is primarily due to five new wells added in Kansas and Wyoming partially offset by the temporary shut-in of wells and other temporary well repair downtime and normal production decline.

Oil Revenues.  Our oil revenues increased by $36,702, or 16.8%, from $217,852 for the three months ended September 30, 2012 to $254,554 for the three months ended September 30, 2013. The increase in revenue is due to an increase of 263 barrels of oil produced for the three months ended September 30, 2013 over the same period in 2012, equating to an increase of $25,230 and an $4.53 increase in the weighted average price per barrel sold for the three months ended September 30, 2013, equating to an increase of $11,477.

Net Loss on Earnings Per Share. We realized a net loss of $2,319,384, or $0.06 per basic and diluted share of common stock, for the three months ended September 30, 2013, compared to a net loss of $1,118,824, or $0.04 per basic and diluted share of common stock for the three months ended September 30, 2012. The higher net loss of $1,200,560 was due mainly to the loss on extinguishment of debt, loss on the derivative valuation of our ratchet provision and higher interest and finance expenses incurred to extend the due dates of debt during the three months ended September 30, 2013.

Operating Expenses. Total operating expenses were $1,559,205 for the three months ended September 30, 2013 compared to $1,101,761 for the three months ended September 30, 2012. The $457,444 or 41.5% increase in operating expenses was due primarily to an increase in general and administrative expenses of $309,185 and an increase in lease expirations of $102,031.

Production Expenses. Our production expenses for the three months ended September 30, 2013 were $205,312, or $81.02 per barrel of oil, compared to $214,664, or $94.52 per barrel of oil, for the three months ended September 30, 2012, which represents a $9,352 or 4.4% decrease.  The overall production expenses decreased slightly due to fewer repair costs on our wells.  Our cost per barrel for the three months ended September 30, 2013 continues to remain above the industry averages due to our fixed costs, such as electricity, personnel and related expenses, and the cost of maintaining our 26 current non-producing wells including eight salt water disposal wells that are underutilized. We expect our fixed costs on a per barrel basis will decline as we place into production our non-producing wells.

Exploration Expenses. Exploration expenses increased 14.4%, or $4,053, from $28,239 for the three months ended September 30, 2012 to $32,292 for the three months ended September 30, 2013. We have not performed a significant amount of work on our undeveloped Utah prospects as we continue to focus our resources on our proved properties in Kansas and Wyoming.

Lease Expiration. Lease expirations increased $102,031 or 1,405.2% from $7,261 for the three months ended September 30, 2012 to $109,292 for the three months ended September 30, 2013.  The expense for the three months ended September 30, 2013 was due to $30,058 in leases that expired and $79,234 for future leases that will expired in the HUOP Freedom Trend prospect in Utah. These leases were either over the current market value for their renewal or did not have a renewal option.  The Company intends to enter into new leases on all expired acreage.

Depletion, Depreciation, Amortization and Accretion. We recorded depletion, depreciation, amortization and accretion of $88,477 during the three months ended September 30, 2013 compared to $72,824 during the three months ended September 30, 2012. The increase of 21.5%, or $15,653, was mainly due to increased depreciation of $19,080 during the three months ended September 30, 2013 on our well and office equipment as a result of $762,938 in equipment additions since September 30, 2012.  Depletion expense decreased by $4,005 as a result of a decrease in the depletion cost per barrel partially offset by an increase in overall production volumes.  The remaining increase of $578 is due to accretion of the discount on our asset retirement obligation.

General and Administrative Expenses. General and administrative expenses were $1,087,997 for the three months ended September 30, 2013 compared to $778,812 for the three months ended September 30, 2012. The increase of $309,185, or 39.7%, was mainly attributable to $305,381 in employee stock compensation recognized during the three months ended September 30, 2013.  The general and administrative expenses were $782,616, net of $305,381 in non-cash stock compensation, and $691,428, net of $87,384 in non-cash stock compensation, for the three months ended September 30, 2013 and 2012, respectively.

Asset Retirement Obligation Expense.   We had $25,094 in asset retirement obligation expenses for the three months ended September 30, 2013 compared to zero for the three months ended September 30, 2012.  This increase is due to the additional costs for finishing the plugging of three wells in Kansas during the three months ended September 30, 2013 that exceeded the asset retirement obligation liability for those three wells.  These wells had been shut-in since our purchase of the leases.  They were if very poor mechanical condition that was unknown to us prior to starting our rework operations.

Other Income (Expenses). Total other income and expenses during the three months ended September 30, 2013 was a net expense of $1,014,733 compared to a net expense of $234,915 for the three months ended September 30, 2012 representing an increase of $779,818 or 332.0%.

Loss on Extinguishment of Debt.  For the three months ended September 30, 2013, we incurred a loss on the extinguishment of debt in the amount of $472,349.  This is a non-cash expense and is the result of our continuing effort to reduce our debt through conversions to common stock with a ratchet provision and warrants.

Loss on Derivative Valuation. The Company incurred a loss of $287,571 on the derivative valuation of the ratchet provision on certain shares of common stock.  This is a non-cash expense determined by the change in the fair value of the provision for the three months ended September 30, 2013.

Interest and Finance Expenses.  For the three months ended September 30, 2013, we incurred interest and finances expenses of $255,663 compared to $238,516 for the three months ended September, 2012. The increase of $17,147 in 2013 over 2012 is due to an increase of $131,315 in interest expense mainly due to incentive payments for new debt issued and payments made to extend due dates on notes payable during the three months ended September 30, 2013, offset by a decrease of $114,168 in interest expense from the issuance of preferred stock during the three months ended September 30, 2012.  The interest and finance expenses were $73,907, net of $181,756 in non-cash stock and warrant issuances and $209,297, net of $29,219 in non-cash stock and warrant issuances for the three months ended September 30, 2013 and 2012, respectively.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Average Daily Production.  Our net oil production for the nine months ended September 30, 2013 averaged approximately 31 Bopd after royalties compared to approximately 27 Bopd for the nine months ended September 30, 2012. The increase in production in 2013 over 2012 is primarily due to five new wells added in Kansas and Wyoming partially offset by the temporary shut-in of wells and other temporary well repair downtime and normal production decline.

Oil Revenues.  Our oil revenues increased by $105,644 or 15.8% from $666,750 for the nine months ended September 30, 2012 to $772,394 for the nine months ended September 30, 2013. The increase in revenue is due to an increase of 941 barrels of oil produced for the nine months ended September 30, 2013 over the same period in 2012, equating to an increase of $84,201 and a $2.56 increase in the weighted average price per barrel sold for the nine months ended September 30, 2013, equating to an increase of $21,443.

Net Loss on Earnings Per Share. We realized a net loss of $6,056,185, or $0.18 per basic and diluted share of common stock for the nine months ended September 30, 2013 compared to a net loss of $4,035,809, or $0.14 per basic and diluted share of common stock for the nine months ended September 30, 2012. The higher net loss of $2,020,376 was due mainly to the loss on extinguishment of debt, loss on the derivative valuation on our ratchet provision, higher interest and finance expenses incurred to extend the due dates of debt, and a lower gain on the sale of assets during the nine months ended September 30, 2013.

Operating Expenses. Total operating expenses were $4,668,670 for the nine months ended September 30, 2013 compared to $4,130,493 for the nine months ended September 30, 2012. The $538,177 or 13.0% increase in operating expenses was due primarily to a decrease in the gain on sale of assets of $449,979, an increase in lease expirations of $134,798, an increase in asset retirement expenses of $161,601 and a net increase in all other operating expenses of $159,293, offset by a decrease in general and administrative expenses in the amount of $367,494.

Production Expenses. Our production expenses for the nine months ended September 30, 2013 were $653,758, or $77.90 per barrel of oil, compared to $580,679, or $77.93 per barrel of oil, for the nine months ended September 30, 2012, which represents a $73,079 or 12.6% increase.  The overall production expenses increased mainly due to one time repair costs incurred on our Wasatch National Forest #16-15 Well that were necessary after it was put into production. This increase was partially offset by a large one time repair charge in our Perth field during 2012 that we did not incur in 2013. Our cost per barrel for the nine months ended September 30, 2013 continues to remain above the industry averages due to our fixed costs, such as electricity, personnel and related expenses, and the cost of maintaining our 26 current non-producing wells including eight salt water disposal wells that are underutilized. We expect our fixed costs on a per barrel basis will decline as we place into production our non-producing wells.

Exploration Expenses. Exploration expenses decreased 4.4%, or $4,795, from $108,638 for the nine months ended September 30, 2012 to $103,843 for the nine months ended September 30, 2013. We have not performed a significant amount of work on our undeveloped Utah prospects as we continue to focus our resources on our proved properties in Kansas and Wyoming.

Lease Expirations. Lease expirations were $156,229 for the nine months ended September 30, 2013 compared to $21,431 for the nine months ended September 30, 2012.  This increase of $134,798, or 629.0%, was mainly due to one lease that we were unsuccessful in renewing due to excessive terms requested by the landowner in Kansas, as well as $30,058 in leases that expired and $79,234 for future leases that will expired in the HUOP Freedom Trend prospect in Utah. These leases were either over the current market value for their renewal or did not have a renewal option.  The Company intends to enter into new leases on all expired acreage in Utah.

Depletion, Depreciation, Amortization and Accretion. We recorded depletion, depreciation, amortization and accretion of $271,627 during the nine months ended September 30, 2013 compared to $186,506 during the nine months ended September 30, 2012. The increase of 45.6%, or $85,121 was mainly due to increased depreciation of $68,430 during the nine months ended September 30, 2013 on our well and office equipment as a result of $762,938 in equipment additions since September 30, 2012.  Depletion expense increased by $13,918 as a result of an increase in overall production volumes with a shift to more production in the Koelsch and South Haven fields that have a higher depletion cost per barrel.  The remaining increase of $2,773 is due to accretion of the discount on our asset retirement obligation.

General and Administrative Expenses. General and administrative expenses were $3,275,525 for the nine months ended September 30, 2013 compared to $3,643,019 for the nine months ended September 30, 2012. The $367,494 or 10.1% decrease was attributable to a $458,619 decrease in compensation to consultants, directors, officers and other employees and a $192,332 decrease in bad debt expense during the nine months ended September 30, 2013 compared to 2012, offset by a $347,490 increase in legal and audit fees in 2013 over 2012 and a net decrease of $64,033 in all other expense items.  The general and administrative expenses were $1,999,475, net of $1,276,050 in non-cash stock compensation, and $2,259,681, net of $1,383,338 in non-cash stock compensation, for the nine months ended September 30, 2013 and 2012, respectively.

Asset Retirement Obligation Expenses. We had $161,601 in asset retirement obligation expenses for the nine months ended September 30, 2013 compared to zero for the nine months ended September 30, 2012.  This increase is due to the cost for plugging three wells in Kansas during the nine months ended September 30, 2013 exceeded the asset retirement obligation liability for those three wells.  These wells had been shut-in since our purchase of the leases.  They were in very poor mechanical condition that was unknown to us prior to starting our rework operations.

Gain (Loss) on Sale of Assets. During the nine months ended September 30, 2013 we had a $16,130 net loss on sale of assets compared to a $433,849 net gain on sale of assets for the nine months ended September 30, 2012. This resulted in a decrease of $449,979, or 103.7%. The loss on sale of assets in 2013 is attributable to the sale of certain well equipment and office equipment. The gain on sale of assets in 2012 is attributable to the sale of a 21% working interest in the Prescott lease and a 5% carried interest in the Perth Field.

Other Income (Expenses). Total other income and expenses during the nine months ended September 30, 2013 was a net expense of $2,158,342 compared to a net expense of $571,666 for the nine months ended September 30, 2012 representing an increase of $1,586,676 or 277.6%.

Loss on Extinguishment of Debt.  For the nine months ended September 30, 2013, we incurred a loss on the extinguishment of debt in the amount of $1,103,702.  This is a non-cash expense and is the result of our effort to reduce our debt through conversions to common stock with a ratchet provision and warrants.

Loss on Derivative Valuation. The Company incurred a loss of $287,571 on the derivative valuation of the ratchet provision on certain shares of common stock.  This is a non-cash expense determined by the change in the fair value of the provision for the nine months ended September 30, 2013.

Interest and Finance Expenses. For the nine months ended September 30, 2013, we incurred interest and finances expenses of $798,286 compared to $644,773 for the nine months ended September 30, 2012. The $153,513 increase in 2013 over 2012 is due to an increase of $162,894 in expenses associated with the modification of previously issued warrants, an increase of $120,280 in interest expense mainly due to incentive payments for new debt issued and payments made to extend due dates on notes payable during the nine months ended September 30, 2013, offset by a decrease of $129,661 in interest expense from the issuance of preferred stock during the nine months ended September 30, 2012.   The interest and finance expenses were $316,182, net of $482,104 in non-cash stock and warrant issuances and $482,025, net of $162,748 in non-cash stock and warrant issuances for the nine months ended September 30, 2013 and 2012, respectively.

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

The following table summarizes our total current assets, total current liabilities and working capital deficiency as of September 30, 2013 compared to December 31, 2012:

	September 30,	December 31,
	2013	2012
Current Assets	$1,934,832	$1,064,566
Current Liabilities	9,894,616	5,802,513
Working Capital Deficiency	$(7,959,784)	$(4,737,947)

Cash and cash equivalents were $98,753 as of September 30, 2013, compared to $286,013 as of December 31, 2012.  Changes in the net cash provided by and (used in) our operating, investing and financing activities for the Nine months ended September 30, 2013 and 2012 are set forth in the following table:

	Nine Months Ended		Net Cash
	September 30,		Increase
	2013	2012	(Decrease)
Net cash used in operating activities	$(738,648)	$(2,292,868)	$1,554,220
Net cash provided by (used in) investing activities	(723,278)	913,268	(1,636,546)
Net cash provided by financing activities	1,274,666	1,494,197	(219,531)
Increase (decrease) in cash and cash equivalents	$(187,260)	$114,597	$(301,857)

Net cash from operating activities is derived from net income from operations adjusted for non-cash items, changes in the balances of accounts receivables, deposits and prepaid expenses, accounts payables, accrued expenses and other payables.  For the nine months ended September 30, 2013, we used net cash in operating activities in the amount of $738,648 compared to $2,292,868 for the nine months ended September 30, 2012.  This increase in net cash of $1,554,220 from 2012 to 2013 was primarily due to an increase in accrued expenses and other payables of $1,454,780 offset by a net increase of $99,440 from all other operating items.

Net cash from investing activities is derived from the proceeds and disbursements from sales and purchases of oil and gas properties, including wells and related equipment. For the nine months ended September 30, 2013, we used cash for investing activities in the amount of $723,278 compared having cash provided by investing activities in the amount of $913,268 for the nine months ended September 30, 2012.  This decrease in net cash of $1,636,546 was primarily due to a decrease in the proceeds from sale of oil and gas assets in the amount of $1,916,978 offset by the purchase of fewer oil and gas properties and other equipment in the amount of $280,432. In 2012, we sold working interests in our Kansas properties to provide significant funding for our activities.

  Net cash from financing activities is derived from the proceeds from the issuance of equity securities and notes and convertible notes payable reduced by payments on our notes and convertible notes payable. For the nine months ended September 30, 2013, we had an increase in net cash from financing activities of $1,274,666 compared to an increase in net cash of $1,494,197 for the nine months ended September 30, 2012, resulting in a decrease of $219,531 in our net cash period over period.  This decrease is due primarily to a decrease of $1,245,487 in cash raised through the issuance of equity securities in 2013 from 2012 and an increase of $1,639,403 in restricted cash (see NOTE 15 LEGAL PROCEEDINGS), offset by the increase of $1,771,811 in cash raised through new debt issuances and a decrease in payments on our notes payable, convertible notes payable, and capital leases in the amount of $893,548.

Satisfaction of our cash obligations for the next 12 months and our ability to continue as a going concern

Our operations do not produce significant cash flow and we rely almost exclusively on external sources of liquidity.  As of September 30, 2013, we have a $7,959,784 working capital deficiency and we need additional funding to pay our current liabilities, continue as a going concern and execute our business plan. We have historically addressed working capital deficiencies through frequent private sales of stock and warrants for cash, exchanges of stock and warrants in satisfaction of liabilities or for services, issuing short- and long-term promissory notes and sales of our assets. We will continue to depend on these and other external sources of liquidity for the foreseeable future. If we cannot obtain the necessary capital to pay our current liabilities, we may be subject to litigation and foreclosure proceedings. We will also need to obtain additional funding to make our planned capital expenditures.  If we are unable to secure such additional funding, we will be unable to pursue our plans, we may have to cease or significantly curtail our operations, including our plans to acquire additional acreage positions and development activities. Our ability to raise additional capital is critical to our ability to continue to operate our business.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013. Based on this evaluation, the CEO and CFO have concluded that, as of September 30, 2013, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes made in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, under the supervision and with the participation or our CEO and CFO conducted an evaluation of our internal control over financial reporting and concluded that, as of September 30, 2013, such internal control over financial reporting is effective.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Additionally, management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this quarterly report.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Nostra Terra Oil & Gas Company v. Richfield Oil & Gas Company

On February 1, 2012, Nostra Terra Oil & Gas Company (“NTOG”) filed an action against the Company, HPI, HEGINC, and HEGLLC in the Twenty-Third Judicial District Court of Russell County, Kansas (the “Court”). The complaint alleges that the Company defaulted on its repayment obligations under a note and security agreement, dated April 13, 2011, in the principal amount of $1,300,000 and accrued interest at 10% per annum (the “Note”).  On April 2, 2013, NTOG obtained a judgment against the Company in the principal sum of $1,300,000 plus $245,040 in accrued interest through March 1, 2013 (the “Judgment”).  In addition, NTOG is claiming amounts for legal fees and production costs.  Between May 2, 2013 and September 9, 2013 the Company deposited the sum of $1,639,403 with the Court for the payment of the Judgment, additional accrued interest, and all legal fees and production costs.  At a hearing on September 11, 2013 the Court released all writs of execution and or garnishments pursuant to the Judgment. The Court has set December 18, 2013 for determination that all amounts due pursuant to the Judgment have been paid. The obligations due and owing under this note and security agreement are fully accounted for in the Company’s financial statements as of September 30, 2013. The liability of $1,300,000 has been included in the Company’s financial statements under “Convertible notes payable” and the interest, legal fees and production expense amounts have been included in the Company’s “Accrued expenses and other payables”. Notwithstanding the foregoing, the Company has maintained its cross-claim against NTOG for intentional interference with our business relations and accounting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following summarizes all sales of our unregistered securities during the quarterly period ended September 30, 2013.  The securities listed in each of the below referenced transactions were (i) issued without registration and (ii) were issued in reliance on the private offering exemptions contained in Sections 4(2), 4(5) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws as a transaction not involving a public offering. No placement or underwriting fees were paid in connection with these transactions.  Proceeds from the sales of these securities were used for general working capital purposes.  The securities are deemed restricted securities for purposes of the Securities Act.

Sales of Common Stock

During the quarterly period ended September 30, 2013, the Company issued 1,861,250 shares of common stock to unaffiliated debt holders for a negotiated price between $0.60 and $0.80 per share for the extinguishment or reduction of notes payable, accrued interest, extension and conversion incentives and new debt.  The fair value of these shares at the time of issuance was $977,154.

During the quarterly period ended September 30, 2013, the Company issued 1,565 shares of common stock to an unaffiliated investor as the result of a ratchet provision on stock that was purchased for $5.00 per share that required the Company to issue additional shares of stock at no cost to the investor to make the effective price per share $2.50.

Warrant and Stock Option Issuances

During the quarterly period ended September 30, 2013, the Company granted warrants in connection with extinguishment or reduction of debt and issuance of new debt to purchase up to 1,666,260 shares of common stock with an exercise price of $1.00 per share, which expire between June 2014 and December 2014.

During the quarterly period ended September 30, 2013, the Company granted warrants to an unaffiliated investor as additional consideration for the sale of a 2.0% ORRI in the Pine Springs/Edwin Prospect in the Central Utah Overthrust to purchase up to 70,000 shares of common stock with an exercise price of $1.00 per share, which expire in July 2014.

ITEM 6.   EXHIBITS

The list of exhibits in the Exhibit Index to this quarterly report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RICHFIELD OIL & GAS COMPANY

Dated: November 14, 2013	By:	/s/ DOUGLAS C. HEWITT, SR.
Douglas C. Hewitt, Sr.
Chief Executive Officer

Dated: November 14, 2013	By:	/s/ GLENN G. MACNEIL
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

