Form 10-K
period 2013-12-31
RICHFIELD OIL & GAS Co
filed 2014-04-14
CIK 1537834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐ No ☒

The issuer had 52,059,975 shares of common stock outstanding as of March 31, 2014. The aggregate market value of the common stock held by non-affiliates, was approximately $19,523,643 based upon the reported sales price of $0.58 which was the average price of the last business day of the previous second quarter on the OTCQX U.S. Premier.

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

“MBbls” means thousand barrels.

“MCF” means thousand cubic feet of gas.

“MMBbls” means million barrels.

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

“SWD” means saltwater disposal well.

PART I

ITEM 1. BUSINESS

Richfield Oil & Gas Company (“Richfield,” “we,” “us” or “our”) was incorporated in Nevada on April 8, 2011. We are an independent oil and gas exploration and production company with projects in Kansas, Utah and Wyoming. The focus of our business is acquiring, retrofitting and operating or selling oil and gas assets and related production.

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

Our Business Strategy

We have three primary strategic directions:

•	We use our research technology to identify prospective properties in Kansas and Oklahoma that were initially developed between the 1920s and 1950s, but which may be subject to further development through the use of more modern production techniques. We refer to these properties as our “Mid-Continent Project,” which currently includes 2,106 gross (2,011 net) acres. We have identified significant oil and natural gas reserves from these early exploration properties, many of which were previously underdeveloped due to inefficient and antiquated exploration and production methods and low commodity prices. In most cases these wells were developed and left fallow by major oil and gas companies. Using current technology and methodologies, we have successfully developed both production and proved reserves within these fields, and we intend to continue to pursue this strategy in the future.

•	We have three properties on the Utah–Wyoming Overthrust, including one property containing a well that we are in the process of refurbishing in order to place it into production. We currently own or lease 2,311 gross (1,971 net) acres on the Utah-Wyoming Overthrust, near the border between northern Utah and south-western Wyoming. We refer to these properties as our “Utah-Wyoming Overthrust Project.” We intend to conduct additional development activities with respect to our Utah-Wyoming Overthrust Project.

•	We have conducted a limited amount of exploration for oil and natural gas reserves in the Central Utah Overthrust region, where we are participating in 33,270 gross (12,530 net) acres. We refer to these properties as our “Central Utah Overthrust Project.” We and our partners intend to conduct drilling operations, acquire additional acreage and to conduct further exploration activities with respect to our Central Utah Overthrust Project.

Our approach to acquiring leases and developing producing properties focuses on three types of development activities:

•	Activities involving the identification, acquisition and development of leases of property in which oil or natural gas is known to exist.

•	Activities involving low or moderate exploration and development risk. These include leases of property where oil and natural gas has been produced in the past but there are no existing wells.

•	Activities involving the acquisition of properties where it is reasonably believed that potential hydrocarbon values exist based on analysis involving geochemical, radiometric, gravitational and seismic data. This may include projects that have never been drilled or tested for oil and natural gas in the past.

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

Properties

We maintain our headquarters at 175 South Main Street, Suite 900, Salt Lake City, Utah 84111 and have temporary operational facilities in Russell County, Kansas and Juab County, Utah. The Kansas facilities include a storage yard for equipment and our Utah facilities are currently located on the current HPI Liberty #1 Well site in Juab County, Utah.

We have been involved in leasing, exploring and drilling activities in Kansas, Oklahoma, Utah and Wyoming since our formation. We are currently participating in 37,686 gross acres of owned mineral rights and leasehold interests, and have been involved in conducting seismic surveys, and drilling projects in these states. As of March 31, 2014, we had 41 total wells, including 13 producing wells, 17 shut-in wells, eight active saltwater disposal wells and three wells that are currently in the process of completion. As set forth in our Reserves and Engineering Evaluation, dated April 4, 2014, and effective as of December 31, 2013 (the “2013 Pinnacle Reserve Report”), prepared by Pinnacle Energy Services L.L.C. (“Pinnacle”), as of December 31, 2013 we had 13 producing wells, 17 shut-in wells, eight active saltwater disposal wells and three wells that we were in the process of completing. For additional information, please see the 2013 Pinnacle Reserve Report which is filed herewith as Exhibit 99.7.

Mid-Continent Project

In 2009, we began development of our Mid-Continent Project by selling working interests to third parties to provide development funding. As of March 31, 2014, we had five fields in our Mid-Continent Project, which contain 38 total wells, including 13 producing wells, one well in the completion stage of development, 16 shut-in wells, and eight saltwater disposal wells. We own a 100% working interest in three of our fields in Kansas, the Gorham Field, the South Haven Field and the Trapp Field. As of March 31, 2014, these three fields collectively contained 27 wells, including 9 producing wells, one well in the completion stage of development, 12 shut-in wells, and five saltwater disposal wells. We have two other Kansas fields, which include the Perth Field, in which we own an 85% working interest and which contains four total wells, including two producing wells, one shut-in well, and one saltwater disposal well, and the Koelsch Field, in which we own an 85.5% working interest, with the exception of the RFO Koelsch #25-1 Well in which we own an 83.5% working interest. The Koelsch Field contains five total wells including two producing wells; two shut-in wells; and one saltwater disposal well. We have one project in Oklahoma, the Bull Field, in which the leases have currently expired that contain two wells, including one shut-in well and one saltwater disposal well. Our current total acreage position in our Mid-Continent Project is 2,106 gross (2,011 net) acres.

Utah-Wyoming Overthrust Project

We have one field and two prospects in the Utah-Wyoming Overthrust Project, the Graham Reservoir Field, the Hogback Ridge Prospect and the Spring Valley Prospect. The Hogback Ridge Prospect, located in Rich County, Utah, incorporates 1,511 acres, in which we own a 100% working interest. The Graham Reservoir Field, located in Uinta County, Wyoming, incorporates 640 acres and contains one well in the completion stage of development, in which we own a 20% working interest. The Spring Valley Prospect, located in Uinta County, Wyoming, incorporates a 160 acre parcel of land, in which we own the mineral rights and a 100% working interest. Our total acreage position in the Utah-Wyoming Overthrust Project is 2,311 gross (1,971 net) acres.

Central Utah Overthrust Project

We have five prospects in the Central Utah Overthrust Project, the Liberty Prospect, the HUOP Freedom Trend Prospect, the Independence Prospect, the Pine Springs Prospect, and the Edwin Prospect, which include one shut-in well and one well in the completion stage of development. We are the operator of each of these prospects, through our subsidiary Hewitt Operating, Inc. The Liberty Prospect incorporates approximately 447 acres, in which we own a 65.2% working interest before payout (“BPO”) and a 50.1% working interest after payout (“APO”). We have one well in the Liberty Prospect, which we refer to as the “HPI Liberty #1 Well.” We began drilling the HPI Liberty #1 Well in April 2010, and it is currently in the completion stage of development. We own a 54.8% working interest BPO and a 41.1% working interest APO in the HPI Liberty #1 Well. The HUOP Freedom Trend Prospect incorporates approximately 11,316 acres, in which we own an 89.5% working interest BPO and APO in the deep zones and we own a 44.3% working interest BPO and a 41.3% working interest APO in the first well to be drilled in the shallow zones. We own a 44.3% working interest BPO and APO in all wells to be drilled in the other shallow zones. The Independence Prospect incorporates approximately 20,000 acres, in which we own a 3.0% working interest and which contains one shut-in well we refer to as the “Moroni #1-AXZH Well.” The Pine Springs Prospect incorporates 561 acres, in which we own a 100% working interest BPO and APO. The Edwin Prospect incorporates 946 acres, in which we own a 100% working interest BPO and APO. Our total acreage position in the Central Utah Overthrust Project is 33,270 gross (12,530 net) acres.

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

Project Methodology

Each of the fields we have acquired in the Mid-Continent Project contains old wells that previously produced only a few barrels of oil per day or were shut-in. However, when these wells were originally developed, they had initial production rates of 200 to over 4,000 barrels of oil per day, an indication of superior reservoir permeability. Reservoirs with these characteristics are typically good candidates for hydrostatic reduction/hydrocarbon expansion methodologies, which are often used to obtain higher production rates. These methodologies aim to increase oil production by reducing hydrostatic pressure. Hydrostatic pressure is reduced by pumping fluid out of a well at very high rates. The decrease in hydrostatic pressure allows oil and associated natural gas that were trapped by water to enter the well in greater proportions. We refer to the proportion of oil to water contained in extracted fluid as the “oil cut.” With continued production, the oil cut increases as the amount of water contained in extracted fluid decreases. We plan to equip many of our Kansas wells with submersible pumps and saltwater disposal systems. These pumps are expected to allow for a high rate of fluid extraction, and therefore higher oil and natural gas production. The submersible pumps should also allow the water pressure in the reservoir to be reduced at a significantly increased rate than is possible using traditional pumps.

Corporate Structure

The following chart shows the current corporate structure of Richfield and its subsidiaries.

Hewitt Energy Group, Inc., a Texas corporation was formed in 1989 and is licensed and bonded as a Kansas operator. Hewitt Operating, Inc., a Utah corporation, was formed in 2005 and is licensed and bonded as a Utah operator and as a Wyoming operator. Both Hewitt Energy Group, Inc. and its subsidiary Hewitt Operating, Inc. were acquired by Hewitt Petroleum, Inc. from Hewitt Energy Group, LLC effective on January 1, 2009. On July 27, 2012, Richfield formed a new 100% owned subsidiary, HR Land Group, LLC, a Utah limited liability company.  HR Land Group, LLC was organized to acquire oil and natural gas leases in Utah. On June 25, 2013 HOI Kansas Property Series, LLC, a Kansas series limited liability company, was organized to hold the oil and gas leases within the State of Kansas. On August 5, 2013 HOI Utah Property Series, LLC, a Utah series limited liability company, was organized to hold the oil and gas leases within the State of Utah.

General Development of the Business

During the last three fiscal years, we have raised capital through private placements of equity and debt financings. During the periods ended December 31, 2013, 2012, and 2011, we raised $1,076,378, $3,652,913 and $1,108,744 in cash from the private placement of common stock and common stock warrants; $0, $285,000 and $0 in cash from the private placement of preferred stock; and $1,921,811, $865,595 and $739,984 in cash from debt financings, respectively.

During the periods ended December 31, 2013, 2012 and 2011, we acquired oil and natural gas properties, including wells and related equipment, for consideration totaling $2,689,922, $7,942,276 and $9,064,387, respectively. Included in these numbers is one significant acquisition, on March 31, 2011, we acquired additional oil and natural gas properties from Freedom valued at $6,904,067 in exchange for common stock and assumption of debt.

We have seven full-time employees and four consultants providing us services, and we expect to increase the number of our employees in 2014 as field operations expand. Our technical staff focuses on the development and exploration of oil drilling projects, and evaluating the probability of encountering economically recoverable hydrocarbons.

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

Projects

We are currently developing seven of our thirteen properties. Our development plans may be delayed and are dependent on certain conditions, including the receipt of necessary permits, the ability to obtain adequate financing and weather conditions. Uncertainties associated with these factors could result in unexpected delays. In addition, the feasibility of a number of the projects described below is still subject to further geological testing and/or drilling to determine whether commercial quantities of hydrocarbons are present.

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

The current status of each of our projects is described below:

Mid-Continent Project

Our Mid-Continent Project includes five fields in Kansas, which are described below:

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

We have drilled and completed three production wells in the Wilcox Formation and equipped two of the wells with submersible pumps and the third is on a pumping unit. We have recently deepened and reconfigured the AJ Dowis #1 Well into a saltwater disposal well. The AJ Dowis #1 Well was originally drilled in 1945. We own an 85% working interest in the Perth Field, which incorporates 480 acres. As of March 31, 2014, the Perth Field contained two producing wells, one saltwater disposal well and one well that is shut in. Our development plan contained in the 2013 Pinnacle Reserve Report includes drilling six new wells for production from the Wilcox Formation and two horizontal wells for production from the Mississippian Limestone, another zone we have previously identified. We also anticipate the need for drilling two new saltwater disposal wells in the future.

South Haven Field

The South Haven Field is located in Sumner County, Kansas. The South Haven Field was discovered in 1954 and produced over 600,000 barrels of oil through 1977, when the field was abandoned, according to data maintained by the Kansas Corporation Commission. All of the oil production came from the Wilcox Formation. Our research indicates that this field has strong water drive compatible with our production methodology. We believe that the South Haven Field has the capability of producing substantially more oil than has been produced in the past. There have been excellent shows of oil and natural gas in both the Wilcox and the Mississippi Chat present during our testing of the field. However we have not completed any wells in the Layton, Cleveland, or Mississippi Chat Formations. We own a 100% working interest in the South Haven Field, which incorporates 167 acres.

We have drilled and completed one new well, the RFO Helsel #3-1, in the South Haven Field. This well was put into production in September 2013; currently this well is shut in awaiting a submersible pump change. We have recompleted the existing well, the Rusk #2, in the Wilcox Formation and it is in production. We have also washed down a previously plugged well for conversion to a saltwater disposal well and the well is now active. As of March 31, 2014, the South Haven Field contained one producing well, one saltwater disposal well and one shut in well. Our development plan calls for drilling three new wells for production from the Wilcox Formation, one horizontal well for production from the Mississippian Limestone and one new salt water disposable well.

Koelsch Field

The Koelsch Field, which includes the Prescott Lease, is located in Stafford County, Kansas, consists of 160 acres, in which we own an 85.50% working interest, with the exception of the RFO Koelsch #25-1 Well in which we own an 83.50% working interest. This field was discovered in 1952 and has produced over 500,000 barrels of oil with some reported natural gas production, according to data maintained by the Kansas Corporation Commission. The Arbuckle reservoir in this field has been largely abandoned since 1957. We believe that the Koelsch Field has the capability of producing substantially more oil than has been produced in the past. In January 2012, we drilled the RFO Koelsch #25-1 Well which went into production in April 2012. In June 2012, we put the RFO Prescott #25-6 Well into production, which is currently shut-in, and in October 2013, we installed a submersible pump in the Prescott #2 Well. As of March 31, 2014, the Koelsch Field contained two producing wells, two shut-in wells and one active saltwater disposal well. Our plans relating to the Koelsch Field include: i) drilling five new wells for production from the Arbuckle Formation; ii) drilling two new horizontal wells for production from the Mississippian Limestone; iii) reconfiguring two existing shut-in wells for production; and iv) drilling an additional saltwater disposal well.

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

Gorham Field

The Gorham Field is located in Russell County, Kansas. We currently have a 100% working interest in a total of 1,139 acres. The field was discovered in 1926 and has produced approximately 98,000,000 barrels of oil for former producers, 67% of which has come from the Upper Arbuckle and Reagan Reservoirs, and 25% of which has come from the Lansing/Kansas City formation, according to data maintained by the Kansas Corporation Commission. Our research indicates that this field has a strong water drive compatible with our production methods and has the potential to produce more oil than has previously been produced. Other formations with potential for future production include the Lansing/Kansas City, Tarkio, Topeka, Lower Arbuckle, Gorham Sand and the weathered granite basement rocks. As of March 31, 2014, the Gorham Field contained seven producing wells, nine shut-in wells, three active saltwater disposal wells, and one well we are currently in the completion stage of development. Our development plan includes reworking the nine shut-in wells and drilling 24 new wells for production from the Arbuckle Formation and Gorham Sand and five additional salt water disposal wells.

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

The Hoffman lease is located in a portion of the Trapp Field. We own a 100% working interest in the Hoffman lease. This field consists of 160 acres with respect to which we lease 100% of the mineral rights. As of March 31, 2014, the Trapp Field contained four wells, including one producing well, two shut-in wells, and one saltwater disposal well. Our development plan includes reworking the two shut-in wells, drilling four new wells for production from the Arbuckle Formation and drilling one new saltwater disposal well.

Utah-Wyoming Overthrust Project

Our Utah-Wyoming Overthrust Project includes one field and one prospect in Wyoming and one prospect in Utah, which are described below:

Graham Reservoir Field

The Graham Reservoir Field in Uinta County, Wyoming, consists of 640 acres, in which we own a 48.80% working interest, with the exception of the Wasatch National Forest #16-15 Well in which we own a 28.80% working interest. The Graham Reservoir Field is located on a southern extension of the Moxa Arch. The Graham Reservoir Field is immediately adjacent to four other oil and natural gas fields that are currently producing oil, natural gas and condensate from both the Dakota and Frontier Formations. The Wasatch National Forest #16-15 Well produced oil before being shut-in in 2003. The Wasatch National Forest #16-15 Well is completed in the Dakota Formation at 15,560 feet and has additional untested oil and natural gas potential in the Frontier Formation at 15,160 feet. As of March 31, 2014, the Graham Reservoir Field consisted of one well in the completion stage of development. Our development plan includes flow testing and production operations for the Wasatch National Forest #16-15 Well to put it back into production, a future recompletion of that well in the Frontier Formation and drilling of one new well for production from the Dakota and Frontier Formations. We do not anticipate that sufficient volumes of saltwater will be produced to require a saltwater disposal well.

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

We believe that this prospect warrants further geological research in order to determine where new acreage should be acquired, and where any new wells should be drilled. Plans to drill in the Hogback Ridge Prospect have not yet been determined and no reserves have been assigned to the Hogback Ridge Prospect in the 2013 Pinnacle Reserve Report.

Spring Valley Prospect

The Spring Valley Prospect lies between the Anschutz Ranch and Pinedale Fields in Uinta County, Wyoming, along the Utah-Wyoming Overthrust. We currently own 100% of the mineral rights in a 160 acre parcel of land, containing an active oil seep. Geological research into the Spring Valley Prospect is ongoing. Plans to drill in the Spring Valley Prospect have not yet been determined as we are awaiting the results of additional geological research and no reserves have been assigned to the Spring Valley Prospect in the 2013 Pinnacle Reserve Report.

Central Utah Overthrust Project

Our Central Utah Overthrust Project includes five prospects in Utah, which are described below:

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

 The HUOP Freedom Trend Prospect consists of 11,316 acres along the Central Utah Overthrust in Sanpete County, Utah, with respect to which we lease 100% of the mineral rights. The HUOP Freedom Trend Prospect has attractive oil and natural gas potential relating to multiple large subsurface anticlinal structures near Fountain Green, Utah indicated by surface geology, gravity data, geochemical evidence and seismic surveys. We believe this data suggests structural closure over several square miles with a high possibility of the presence of oil and natural gas under the acres leased by HUOP. This evidence is bolstered by discoveries southwest of Fountain Green, Utah and traces of oil in wells surrounding the prospect. The main productive zones of the HUOP Freedom Trend Prospect are the Twin Creek and Navajo zones which are each repeated as three separate structures throughout the prospect, at approximate depths of 6,000, 9,000, and 12,000 feet, in separate locations on acres leased by us.

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

There are no wells currently on the HUOP Freedom Trend Prospect. We plan to drill wells so that three overlapping Navajo layers in three different structures can be tested in one well, all within prospect boundaries. Our long-term development plans for the HUOP Freedom Trend Prospect include drilling on 80-acre spacing in multiple reservoirs. Immediate plans to drill in the HUOP Freedom Trend Prospect have not yet been determined and no reserves have been assigned to the HUOP Freedom Trend Prospect in the 2013 Pinnacle Reserve Report.

Liberty Prospect

The Liberty Prospect is owned by multiple parties. We own a 54.8% working interest BPO and a 41.1% working interest APO in the HPI Liberty #1 Well, and a 65.2% working interest BPO and a 50.1% working interest APO in the remaining Liberty Prospect acreage. The HPI Liberty #1 Well is currently in the completion stage of development.

The Liberty Prospect incorporates 447 acres in which we lease, or own, 100% of the mineral rights. The Liberty Prospect is on the Paxton Thrust in the northernmost part of the Central Utah Overthrust in Juab County, Utah. We drilled the HPI Liberty #1 Well in 2010, and as a result, we have discovered about 1,200 feet of hydrocarbon charged zone in the Twin Creek Limestone and the Navajo Sandstone, including oil, natural gas and condensates. These formations are naturally fractured, resulting in excellent permeability and enhanced secondary porosity. Petrographic analysis confirms the presence of natural gas and oil throughout the hydrocarbon charged zone, as well as 15% to 20% primary porosity in the Navajo Sandstone. The oil is similar to that of the Covenant Field and has been classified as coming from a Mississippian-aged source rock.

While the HPI Liberty #1 Well was spud in April 2010, it remains in the completion stage of development. The initial drilling of the well resulted in formation damage. We have made attempts at remediating this damage, but these attempts have thus far been unsuccessful. Additional completion activities in the HPI Liberty #1 Well are ongoing. Recently, we have evaluated our geological samples and our test results to determine optimal completion methods. Immediate plans to drill other locations in the Liberty Prospect have not yet been determined and no reserves have been assigned to the Liberty Prospect in the 2013 Pinnacle Reserve Report.

Independence Prospect

The Independence Prospect lies directly east of the Gunnison Thrust of the Central Utah Overthrust belt, in Sanpete County, Utah. As of March 31, 2014, we owned a 3.00% working interest in approximately 20,000 acres in the Independence Prospect, which includes the Moroni #1-AXZH Well. In addition to our 3.00% working interest in 20,000 acres, we own a 44.25% working interest in 11,316 acres of shallow rights in the HUOP Freedom Trend Prospect that largely overlaps with the Tununk shale oil play in the Independence Prospect.

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

In 1998, Cimarron Energy, Inc. drilled five horizontal sidetracks in the Tununk Shale in the Moroni #1-AXZH Well. On Cimarron’s final failed attempt, its drill pipe became stuck. Limited perforations through the drill pipe in the Tununk Shale have tested with rates equivalent to 720 Bopd, but such rates were only sustained for one to two hours at a time. Severe mechanical constrictions and formation damage have combined to make it uneconomical in its current mechanical configuration and have led to the well being shut-in. We plan to participate in the development of the Independence Prospect by funding our 3% working interest requirement when work progresses on the Independence Prospect and no reserves have been assigned to the Independence Prospect in the 2013 Pinnacle Reserve Report.

Pine Springs Prospect

The Pine Springs Prospect lies directly east of the Gunnison Thrust of the Central Utah Overthrust belt, in Sanpete County, Utah. As of March 31, 2014, we owned a 100.00% working interest in approximately 561 acres in the Pine Springs Prospect. This acreage is in an up-dip location to a well drilled by Phillips Petroleum in 1971. The Phillips well had gas shows in the same Cretaceous formations contained in the Independence Prospect. Plans to drill in the Pine Springs Prospect have not yet been determined and no reserves have been assigned to the Pine Springs Prospect in the 2013 Pinnacle Reserve Report.

Edwin Prospect

The Edwin Prospect lies directly east of the Gunnison Thrust of the Central Utah Overthrust belt, in Sanpete County, Utah. As of March 31, 2014, we owned a 100.00% working interest in approximately 946 acres in the Edwin Prospect. This acreage is located on a seismically defined structural high, which contains the same Cretaceous formations as the Independence Prospect. Plans to drill in the Edwin Prospect have not yet been determined and no reserves have been assigned to the Edwin Prospect in the 2013 Pinnacle Reserve Report.

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

Summary of Oil and Gas Reserves

The following table summarizes our estimated quantities of proved and probable reserves as of December 31, 2013. See “Preparation of Reserves Estimates" on page 16 of this annual report on Form 10-K and the 2013 Pinnacle Reserve Report attached hereto as Exhibit 99.7 attached hereto for additional information regarding our estimated proved reserves.

	Reserve Estimates as of December 31, 2013
	Oil (gross)	Oil (net)	Natural Gas (gross)	Natural Gas (net)
Reserves Category	MBbls	MBbls	MMcf	MMcf
PROVED
Developed	620	472	129	103
Undeveloped	1,153	869	559	421
TOTAL PROVED	1,773	1,341	688	524
PROBABLE
Developed	1,361	1,058	600	478
Undeveloped	2,211	1,742	1,072	845
TOTAL PROBABLE	3,572	2,800	1,672	1,323

During 2013, several factors impacted our total Net Proved Undeveloped Reserves:

•	We did not convert any reserves from Net Proved Undeveloped Reserves into Net Proved Developed, because we did not develop any new wells.

•	We modified the adjusted economic prices from $2.068/MCF for natural gas and $91.05/Bbl for oil in the Perth and South Haven Fields, $88.45/Bbl for oil in all other Kansas properties, and $84.90/Bbl for oil in the Wyoming properties used in our Reserves and Engineering Evaluation, dated January 18, 2013 (our “2012 Pinnacle Reserve Report”), to $2.75/MCF for natural gas and $93.28/Bbl for oil in the Perth and South Haven Fields, $90.68/Bbl for oil in all other Kansas properties, and $87.13/Bbl for oil in the Wyoming properties used in the 2013 Pinnacle Reserve Report. The pricing revisions caused our Net Proved Undeveloped Reserves to increase by 25 oil MBbls and to increase by 93 natural gas MMcf.

•	We increased the lease operating expenses for our development plan to reflect our historical cost levels which resulted in our Net Proved Undeveloped Reserves to decrease by 43 oil MBbls and a decrease by 101 natural gas MMcf.

•	We made changes to our two-year development plan, including adding four new drilling locations which increased our Net Proved Undeveloped Reserves by 62 oil MBbls and 30 natural gas MMcf; removing one drilling location from our new two-year development plan which decreased our reserves by 18 oil MBbls and 9 natural gas MMcf; and one drilling location being moved to probable which decreased our reserves by 45 oil MBbls and 0 natural gas MMcf for a total net decrease of 1 oil MBbls and an increase of 21 natural gas MMcf.

•	We sold a 60% working interest in the Graham Reservoir Field in Uinta County, Wyoming, which had reserves in place. This sale caused our Net Proved Undeveloped Reserves to decrease by 134 oil MBbls and by 0 natural gas MMcf.

 Estimated Future Income

The future net revenue set forth in our 2013 Pinnacle Reserve Report includes deductions for state production (severance) taxes. Future net income is calculated by deducting these taxes, future capital costs, and operating expenses, but before consideration of any state and/or federal income taxes. The future net income has not been adjusted for any outstanding loans that may exist nor does it include any adjustment for cash on hand or undistributed income. The future net income has been discounted at various annual rates, including the standard 10%, to determine its “present worth.” The present worth is shown to indicate the effect of time on the value of money.

	Discounted Present Values (in thousands)
Category	0%		10%
	2013	2012	2013	2012
Proved
Proved Developed	$18,477	$23,968	$11,637	$15,618
Proved Undeveloped	26,917	30,684	17,241	18,308
Total Proved	$45,394	$54,652	$28,878	$33,926

Probable
Probable Developed	$67,615	$76,694	$41,581	$50,323
Probable Undeveloped	107,076	122,439	68,856	74,080
Total Probable	$174,691	$199,133	$110,437	$124,403

The reserve values in the table above are based upon the information found in the 2013 and 2012 Pinnacle Reserve Reports. The values as of December 31, 2013 are based on SEC pricing guidelines, adjusted to reflect estimated differentials, and used fixed oil prices of $93.28/Bbl for the Perth and South Haven Fields, $90.68/Bbl for all other Kansas properties, and $87.13/Bbl for the Wyoming properties, and used a fixed natural gas price of $2.75/MCF for all properties. The values as of December 31, 2012 are based on SEC pricing guidelines, adjusted to reflect estimated differentials, and used fixed oil prices of $91.05/Bbl for the Perth and South Haven Fields, $88.45/Bbl for all other Kansas properties, and $84.90/Bbl for the Wyoming properties, and used a fixed natural gas price of $2.068/MCF for all properties.

Economic Assumptions

Pricing

In accordance with applicable requirements under SEC rules, estimates of our net proved reserves and future net revenues were determined according to the SEC pricing guidelines adjusted for an effective date of January 1, 2013. The regulations state that the prices for each product are to be calculated by using the unweighted arithmetic average of the first-day-of-the-month price for each month of the 12-month reporting period.

The price of natural gas is based on the NYMEX Henry Hub postings and the price of oil is based on NYMEX Cushing postings. For January 1, 2013 through December 31, 2013, the unweighted arithmetic average of the first-day-of-the-month price was $3.67/MCF for natural gas and $96.94/Bbl for oil. Product prices for each well were adjusted from SEC prices to reflect estimated differentials, BTU content, field losses and usage, or gathering and processing costs resulting in an adjusted price of $2.75/MCF for natural gas and $93.28/Bbl for oil in the Perth and South Haven Fields, $90.68/Bbl for oil in all other Kansas properties, and $87.13/Bbl for oil in the Wyoming properties.

For the evaluated Perth and South Haven Fields there was a NYMEX (Cushing) oil differential of ($3.66)/Bbl. For all other Kansas properties there was a NYMEX (Cushing) oil differential of ($10.16)/Bbl offset by a $3.90/Bbl above posted NCRA Kansas Common pricing resulting in a net oil price differential of ($6.26)/Bbl. For the Wyoming properties there was a NYMEX (Cushing) oil differential of ($9.81)/Bbl. For natural gas, prices are projected to be 75% of the NYMEX natural gas price resulting in a ($0.92)/MCF differential, based on prevailing area contracts.

Expenses and Production Taxes

Well operating expenses reflect our historical cost levels applied to expected future operations. Expenses were held constant going forward. For non-producing (including behind pipe) and undeveloped locations, capital and operating expenses were based on analogy wells and provided by us, and are reasonable based on producing areas, depths, formations, and projected activity.

If a property is calculated to be uneconomic based on rate, expenses, and pricing, then the rate, reserves, and expenses will show zero in the reserves and economic results. However, the operator of many of these wells may continue to produce oil or gas and we will realize income and expenses from the properties not captured in this evaluation.

Abandonment costs were assumed to be offset by future salvageable equipment values for our properties in Kansas, which is a reasonable and common assumption for the activities of projected and producing wells in the mid-continent region.

Severance and ad valorem taxes were applied to all wells in the economic evaluation. Severance (production) tax rates were based on applicable current state published rates for oil and natural gas. Ad valorem taxes on reserves and equipment vary by county within the states and were estimated to be $3.00 per barrel for the Kansas and Wyoming properties.

Preparation of Reserves Estimates

The 2013 Pinnacle Reserve Report relates to our oil and gas properties as of December 31, 2013. The 2013 Pinnacle Reserve Report was prepared by Pinnacle based on geological and production data, and other information provided by us. We accumulated historical production data for our wells, calculated historical lease operating expenses, obtained current lease ownership information, obtained authorizations for expenditures (“AFEs”) from our operations department and obtained geological and geophysical information from the geological department.

We do not produce internal engineering reports, but instead provide all necessary information to our third-party engineer in connection with the preparation of our reserve and engineering evaluations. Our Geologist, Jeremiah J. Burton, provides all necessary empirical and interpreted data, including geological descriptions, cross sections, structure maps, isopach maps, well logs, and production histories for each well. This information is reviewed by our Chief Executive Officer, Douglas C. Hewitt, Sr., as well as our Independent Engineering Consultant, William A. Alexander. Operating expenses and AFEs are prepared by our operations department, and are reviewed by our Geologist, our Chief Executive Officer, and our Independent Engineering Consultant. All working interests and lease net revenue interests are reviewed by our General Counsel. Upon completion of the foregoing procedures, we provided the applicable information to Pinnacle for use in preparing the 2013 Pinnacle Reserve Report.

Mr. Burton has sixteen years of experience in oil and gas exploration and production. Mr. Burton has held his position as our Geologist since our inception. Prior to joining Richfield, Mr. Burton held various positions in exploration geology, development planning, operations management, and environmental permitting with Flying J Oil and Gas Inc. and The Shipley Group, LLC. Mr. Burton received a Bachelor of Science degree in Geology from Utah State University in 1998. He has been a member of the American Association of Petroleum Geologists and the Utah Geological Association for over thirteen years.

William A. "Bill" Alexander Jr., our Independent Engineering Consultant has in excess of 50 years of experience in petroleum engineering, geology and operations. Mr. Alexander has gained experience by roughnecking, participating in seismic data acquisition, surveying, engineering and geologic data gathering and analysis. Mr. Alexander obtained a degree in mining engineering (petroleum option) from the University of Wisconsin in 1960. He has worked with Shell Oil Co. and Kirby Exploration, and has worked as a consultant in the oil and gas industry since 1974. He has worked in many of the oil and gas fields in the U.S., as well as the Middle East, North Sea and Columbia.

The geological and production data prepared by our Geologist and operations department was provided to Pinnacle for use in generating the 2013 Pinnacle Reserve Report. Pinnacle uses the data provided by us, as well as other publicly available data for our properties and surrounding properties to estimate our reserves. Our Chief Executive Officer, along with our Independent Engineering Consultant and internal Geologist, conducted a final review of the 2013 Pinnacle Reserve Report and the assumptions relied upon therein.

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

Evaluation of Reserves

The reserves and values included in the 2013 Pinnacle Reserve Report are estimates only and should not be construed as being exact quantities. The reserve estimates were performed using accepted engineering practices and were primarily based on historical rate decline analysis for existing producers. As additional pressure and production performance data becomes available, reserve estimates may increase or decrease in the future. The revenue from such reserves and the actual costs related thereto may be more or less than the estimated amounts. Because of governmental policies and uncertainties of supply and demand, the prices actually received for the reserves included in the report and the costs incurred in recovering such reserves may vary from the price and cost assumptions referenced. Therefore, in all cases, estimates of reserves may increase or decrease as a result of future operations.

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

The estimated reserves and revenues shown in the 2013 Pinnacle Reserve Report were determined by SEC standards for proved and probable reserve categories. Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geological and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing for the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. A project to extract hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable period.

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

Drilling and Other Exploratory and Development Activities

During the year ended December 31, 2011, we did not drill any dry exploratory or dry development wells or any productive exploratory or productive development wells.

During the year ended December 31, 2012, we did not drill any dry exploratory or dry development wells or any productive exploratory wells. We drilled two gross productive development wells (1.69 net wells).

During the year ended December 31, 2013, we did not drill any dry exploratory or dry development wells or any productive exploratory wells. We drilled one gross productive development well (1.00 net well), one gross salt water disposal well (1.00 net well) and recompleted six gross production wells (4.91 net wells) and one gross salt water disposal well (0.85 net well).

Present Activities

We are not currently drilling any wells. Our current activities consist of recompleting one gross exploratory well (0.55 net well) and two gross development wells (1.20 net wells).

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

The following table summarizes, as of March 31, 2014, our producing, shut-in, saltwater disposal wells and wells currently in the drilling or completion stage of development in Kansas, Oklahoma, Utah and Wyoming.

	Producing		Shut-In		SWD		Drill/Comp
	Gross(1)	Net(2)	Gross(1)	Net(2)	Gross(1)	Net(2)	Gross(1)	Net(2)
Wells	13.00	12.39	17.00	15.54	8.00	7.66	3.00	1.75

(1) “Gross” is a well in which we own a working interest.

(2) “Net” is deemed to exist when the sum of fractional ownership working interests in gross wells equals one.

Acreage

As of March 31, 2014, we owned leases in Kansas, Utah and Wyoming. Information about the number of acres for our leases is shown below:

	Undeveloped		Developed		Total
	Gross(1)	Net(2)	Gross(1)	Net(2)	Gross(1)	Net(2)
Mid-Continent Project	-	-	2,106	2,011	2,106	2,011
Utah-Wyoming Overthrust Project	1,670	1,670	640	301	2,310	1,971
Central Utah Overthrust Project	33,270	12,530	-	-	33,270	12,530
Total	34,940	14,200	2,746	2,311	37,686	16,512

(1) “Gross” means the total number of acres in which we have a working interest.

(2) “Net” means the aggregate number of acres based on our percentage working interests.

 Acreage Expirations

Our mineral leases are subject to expiration if we do not commence development operations that result in production within a proscribed term. Each of the leases relating to undeveloped acreage summarized below will expire at the end of its term unless we renew the lease, initiate development operations or establish production from the acreage. While we expect to establish production from most of our properties or exercise our option to extend prior to expiration of the applicable lease term, there can be no guarantee we can do so. If we are unable to establish production on our leased acreage, the cost to renew leases may increase significantly and we may not be able to renew such leases on commercially reasonable terms or at all. The leases set to expire during the years ending December 31, 2014, 2015 and 2016 are set forth below:

	Acreage Expirations
Years Ended December 31,	Gross	Net
2014	5,820	5,192
2015	2,903	2,354
2016	80	72
Total	8,803	7,618

Our Production History and Costs of Production

The following table presents information about our produced oil volumes during the year ended December 31, 2013 compared to the years ended December 31, 2012 and 2011. We did not produce natural gas during the years ended December 31, 2013, 2012 or 2011. As of December 31, 2013, we were selling oil from a total of 13 gross wells (approximately 12.3 net wells). All data presented below is derived from accrued revenue and production volumes for the relevant period indicated.

	Years Ended December 31,
	2013	2012	2011
Net Production:
Oil (Bbl)	11,331	10,931	7,161
Natural Gas (MCF)	-	-	-
Barrel of Oil Equivalent (Boe)	11,331	10,931	7,161

Average Sales Price:
Oil (per Bbl)	$92.34	$87.14	$99.51

Average Production Costs:
Oil (per Bbl)	$79.44	$69.93	$143.04

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

Failure to comply with applicable laws and regulations can result in substantial penalties, and the regulatory burden on the industry in the U.S. increases the cost of doing business and affects profitability. Additional proposals and proceedings that affect the oil and gas industry are regularly considered by Congress, states within the U.S., the Federal Energy Regulatory Commission (“FERC”), and U.S. federal and state courts. We cannot predict when or whether any such proposals may become effective or the costs of complying therewith.

Regulation of Transportation and Sales of Oil

Sales of crude oil, condensate and gas liquids are not currently regulated and are made at negotiated prices. Nevertheless, Congress could re-enact price controls in the future.

Sales of crude oil will be affected by the availability, terms and cost of transportation. The transportation of oil in common carrier pipelines is also subject to rate and access regulation. The FERC regulates interstate oil pipeline transportation rates under the Interstate Commerce Act. In general, interstate oil pipeline rates must be cost-based, although settlement rates agreed to by all shippers are permitted and market based rates may be permitted in certain circumstances. Effective January 1, 1995, the FERC implemented regulations establishing an indexing system (based on inflation) for transportation rates for oil that allowed for an increase or decrease in the cost of transporting oil to the purchaser. A review of these regulations by the FERC in 2000 was successfully challenged on appeal by an association of oil pipelines. On review, the FERC in February 2003 increased the index ceiling slightly, effective July 2001. Following the FERC’s five-year review of the indexing methodology, the FERC issued an order in 2006 increasing the index ceiling.

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

Regulation of Production

Our oil and natural gas exploration, production and related operations are subject to extensive regulations promulgated by federal, state and local authorities. For example, Utah, Kansas and Oklahoma require permits for drilling operations, drilling bonds and reports concerning operations, and impose other requirements related to the exploration and production of oil and natural gas. Such jurisdictions may also have regulations governing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum allowable rates of production from oil and natural gas wells, the regulation of well spacing, and plugging and abandonment of wells. The effect of these regulations may be to limit the amount of oil and natural gas that we can produce from and to limit the number of wells or the locations at which we can drill, although we can apply for exceptions to such regulations or to have reductions in well spacing. The regulatory burden on the oil and natural gas industry will most likely increase our cost of doing business and may affect our profitability. Although we believe we are currently in substantial compliance with all applicable laws and regulations, because such rules and regulations are frequently amended and reinterpreted, we are unable to predict the future cost or impact of complying with such laws. Significant expenditures may be required to comply with regulations and may have a material adverse effect on our financial condition and results of operations. Moreover, each jurisdiction generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids.

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

The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, particularly under air quality and water quality laws and standards, and thus, any changes in environmental laws and regulations or re-interpretation of enforcement policies that result in more stringent and costly waste handling, storage, transport, disposal, or remediation requirements could have a material adverse effect on our operations and financial position. Of particular note, the U.S. Environmental Protection Agency (“EPA”) has recently made the enforcement of environmental laws in the oil and gas exploration and production sector a formal enforcement priority. Increased compliance costs may not be able to be passed on to purchasers or customers. Moreover, accidental releases or spills may occur in the course of operations, and we cannot assure prospective investors that we will not incur significant costs and liabilities as a result of such releases or spills, including any third-party claims for damage to property, natural resources or persons.

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

Our independent registered public accounting firm’s report on our financial statements for the years ended December 31, 2013 and 2012 states that there is substantial doubt about our ability to continue as a going concern due to substantial losses from operations, negative working capital, negative cash flow, and the lack of sufficient capital, as of the date the report was issued, to support our planned capital expenditures to continue our drilling programs.

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

Our losses from continuing operations were $6,799,584 in 2013 and $7,993,196 in 2012. No assurance can be given that we will achieve profitability or positive cash flows from our operations in the future. Our current cash balance, together with cash anticipated to be provided by operations, will not be sufficient to satisfy our anticipated cash requirements for normal operations and capital expenditures for the foreseeable future. There can be no assurance that our business operations will prove to be successful in the long-term. Our future operating results will depend on many factors, including:

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

We expect to develop certain of our properties in Kansas and Wyoming utilizing horizontal drilling and hydraulic fracturing. The U.S. Congress is considering legislation that would amend the federal Safe Drinking Water Act by repealing an exemption for the underground injection of hydraulic fracturing fluids near drinking water sources. Hydraulic fracturing is an important and commonly used process for the completion of crude oil and natural gas wells in shale formations, and involves the pressurized injection of water, sand and chemicals into rock formations to stimulate production. Sponsors of the legislation have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies. If enacted, the legislation could result in additional regulatory burdens such as permitting, construction, financial assurance, monitoring, recordkeeping, and plugging and abandonment requirements. The legislation also proposes requiring the disclosure of chemical constituents used in the fracturing process to state or federal regulatory authorities, who would then make such information publicly available. The availability of this information could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, various state and local governments are considering increased regulatory oversight of hydraulic fracturing through additional permit requirements, operational restrictions, and temporary or permanent bans on hydraulic fracturing in certain environmentally sensitive areas such as watersheds. The adoption of any federal or state legislation or implementation of regulations imposing reporting obligations on, or otherwise limiting, the hydraulic fracturing process could lead to operational delays or increased operating costs and could result in additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and increase our costs of compliance and doing business.

Acreage must be drilled before lease expiration, generally within two to five years, in order to hold the acreage by production. In the highly competitive market for acreage, failure to drill sufficient wells in order to hold acreage will result in a substantial lease renewal cost or if renewal is not feasible, loss of our lease and prospective drilling opportunities.

Our mineral leases are subject to expiration if we do not commence development operations that result in production within a proscribed term. Each of the leases relating to undeveloped acreage summarized below will expire at the end of its term unless we renew the lease, initiate development operations or establish production from the acreage. While we expect to establish production from most of our properties or exercise our option to extend prior to expiration of the applicable lease term, there can be no guarantee we can do so. If we are unable to establish production on our leased acreage, the cost to renew leases may increase significantly and we may not be able to renew such leases on commercially reasonable terms or at all. The leases set to expire during the years ending December 31, 2014, 2015 and 2016 are set forth below:

	Acreage Expirations
Years Ended December 31,	Gross	Net
2014	5,820	5,192
2015	2,903	2,354
2016	80	72
Total	8,803	7,618

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

Lower oil and natural gas prices may not only decrease our revenues on a per unit basis but also may reduce the amount of oil and natural gas that we can produce economically. Our reserve base is heavily weighted towards oil producing properties which are utilizing or will utilize secondary recovery methods characterized by higher operating costs than many other types of fields, such as oil fields in their primary recovery stage or natural gas fields. The higher operating costs associated with many of our oil fields will make our profitability more sensitive to oil price declines. Lower prices will also negatively impact the value and quantity of our proved and unproved reserves. A substantial or extended decline in oil or natural gas prices may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.

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

Estimates of proved reserves that may be developed and produced in the future are often based upon volumetric calculations and upon analogy to similar types of reserves rather than actual production history. Estimates based on these methods are generally less reliable than those based on actual production history. Subsequent evaluation of the same reserves based upon production history and production practices will result in variations in the estimated reserves and such variations could be material. Many of our producing wells have a limited production history and thus there is less historical production on which to base the reserves estimates. In addition, a significant portion of our reserves may be attributable to a limited number of wells and, therefore, a variation in production results or reservoir characteristics in respect to such wells may have a significant impact upon our reserves.

In accordance with applicable disclosure regulations of the SEC, Pinnacle has used forecast price and cost estimates in calculating reserve quantities. Actual future net cash flows will be affected by other factors such as actual production levels and timing, actual prices we receive for oil and natural gas, actual cost of development and production expenditures, supply and demand for oil and natural gas, curtailments or increases in consumption by oil and natural gas purchasers, changes in governmental regulation or taxation and the impact of inflation on costs. Actual production and cash flows derived therefrom will vary from the estimates contained in the 2013 Pinnacle Reserve Report, and such variations could be material. The 2013 Pinnacle Reserve Report is based in part on the assumed success of activities we intend to undertake in future years. The reserves and estimated cash flows to be derived therefrom contained in the 2013 Pinnacle Reserve Report will be reduced to the extent that such activities do not achieve the level of success assumed in the 2013 Pinnacle Reserve Report.

The 2013 Pinnacle Reserve Report sets forth estimates of our reserves as of December 31, 2013 and has not been updated and thus does not reflect changes in our resources since that date.

If our costs of production continue to exceed the estimated costs contained in the 2013 Pinnacle Reserve Report, our affected properties’ reserves will be removed.

We have experienced high costs of production in the initial operation of our wells. If this high cost continues above the estimated costs contained in the 2013 Pinnacle Reserve Report, extraction of hydrocarbons from our affected properties may not be economically viable, in which case the affected reserves would be removed from our reserve report.

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

The oil and gas industry is subject to regulation, enforcement and intervention by governments in such matters as:

•	awarding and licensing of exploration and production interests;
•	imposition of specific drilling obligations, and requirements (including drilling bonds and permits for drilling, water discharge and disposal, air quality and noise levels);
•	imposition of pollution controls and environmental protection;
•	regulation of health and safety effects and offshore activity and operations;
•	control over the development, decommissioning and abandonment of fields (including restrictions on production);
•	imposition of reporting obligations;
•	regulation of prices, taxes, royalties and exploration for oil and natural gas;
• •	cancellation of contract rights; and imposition of rights-of-way and easements.

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

In addition to the usual delays in payments by purchasers of oil and natural gas to us or to the operators, and the delays by operators in remitting payment to us, payments between these parties may be delayed due to restrictions imposed by lenders, accounting delays, delays in the sale or delivery of products, delays in the connection of wells to a gathering system, adjustment for prior periods, or recovery by the operator of expenses incurred in the operation of the properties. Any of these delays could reduce the amount of cash flow available for our business in a given period and expose us to additional third-party credit risks.

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

Alan D. Gaines, our Chairman of the Board of Directors owned approximately 7.1% of our common stock as of March 31, 2014, Douglas C. Hewitt, Sr., our President and Chief Executive Officer beneficially owned approximately 16.2% of our common stock as of March 31, 2014, Glenn G. MacNeil, a Director and our Chief Financial Officer, owned approximately 4.8% of our common stock as of March 31, 2014 and our directors and executive officers collectively beneficially owned approximately 32.8% of our common stock as of March 31, 2014. Consequently, Messrs. Gaines, Hewitt and MacNeil individually, and our directors and executive officers as a group are able to exert significant influence over the election of directors and the outcome of most corporate actions requiring stockholder approval which may have the effect of delaying or precluding a third party from acquiring control of us.

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

We have authorized capital of 250,000,000 shares of common stock and 50,000,000 shares of preferred stock. As of March 31, 2014, 52,059,975 common shares and no preferred shares were issued and outstanding. In addition, as of March 31, 2014, we had outstanding warrants to purchase approximately 7,716,587 shares of our common stock, and notes convertible into approximately 15,556,141 shares of our common stock. Our Board of Directors has authority, without action or vote of our shareholders, to issue all or part of the authorized but unissued shares. Any such issuance will dilute the percentage ownership of our shareholders, and may dilute the book value per share of our common stock.

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

If a substantial number of our existing stockholders decide to sell shares of their common stock in the public market, the price at which our common stock trades could decline. Additionally, the public market’s perception that such sales might occur may also depress the price of our common stock. Of the 52,059,975 shares currently outstanding, 33,661,454 shares are freely tradable without restriction.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our offices are located at 175 South Main Street, Suite 900, Salt Lake City, Utah 84111. For a full description of the properties associated with our operating activities, see “Item 1. Business—Properties” and “Item 1. Business—Projects.”

ITEM 3. LEGAL PROCEEDINGS

On February 1, 2012, Nostra Terra Oil & Gas Company (“NTOG”) filed an action against Richfield, Hewitt Petroleum, Inc., Hewitt Energy Group, Inc., and Hewitt Energy Group, LLC in the Twenty-Third Judicial District Court of Russell County, Kansas. The complaint alleges that we defaulted on our repayment obligations under a note and security agreement, dated April 13, 2011, in the principal amount of $1,300,000 and accrued interest at 10% per annum. During 2013 the Company made substantial payments towards the payment of the obligation. On February 14, 2014 the Court entered a final judgment in favor of Nostra Terra Oil and Gas Company and against Richfield Oil & Gas Company and Hewitt Energy Group, Inc. in the sum of $220,849. The Company is in the process of paying the judgment.

On September 30, 2013 Roger Buller filed an action against Richfield Oil & Gas Company in the Twentieth Judicial District Court of Russell County, Kansas. The case was filed based on a claimed failure to pay a Note in full. Richfield contends that the Note has been paid in full by the issuance of Richfield Common Stock which was accepted by Mr. Buller for the payment of the Note. The action requests the sum of $50,386 plus interest. The Company believes that this claim was paid in full in September 2011 and plans on vigorously defending the action.

In February 2014, the Company became aware that on June 6, 2012 United States Fidelity and Guaranty Company filed an action against Douglas C. Hewitt based upon a liability as a guarantor of a plugging bond posted with the Oklahoma Corporation Commission. The Oklahoma Corporation Commission claimed the Bond for plugging a well previously owned by HEGCO Canada and Hewitt Energy Group LLC. Hewitt Petroleum, Inc., the predecessor in interest to Richfield Oil & Gas Company, purchased the assets of Hewitt Energy in January 2009. Pursuant to that purchase, Hewitt Petroleum agreed to indemnify Douglas C. Hewitt. The Bond was guaranteed by HEGCO Canada Inc., which has been discharged in Bankruptcy, Douglas C. Hewitt, J. David Gowdy, Rodney Babb, and Nemaha Services. The Company is seeking contribution towards the judgment from Rodney Babb and Nemaha Services. As of March 17, 2014 the Company has paid $1,500 towards the obligation. The total obligation is $30,754.

At a hearing with the Kansas Corporation Commission (“KCC”) on November 21, 2013, the KCC imposed a $10,000 fine against Hewitt Energy Group, Inc., for the failure to bring certain wells into KCC compliance pursuant to an order issued in August 2012. The Company had brought 16 of 23 wells into KCC compliance as of November 21, 2013. At the November 21, 2013 KCC hearing Hewitt Energy Group, Inc., was provided three weeks per well to finalize the last seven wells to be brought into compliance. In February 2014 Hewitt Energy Group, Inc. was granted an additional three weeks due to local weather conditions. As of March 31, 2014, Hewitt Energy Group Inc. has brought four of the last seven wells into compliance. The remaining three wells are required to be completed by May 23, 2014. If the wells are not in compliance by May 23, 2014, Hewitt Energy Group’s operating license may be suspended until the wells are in compliance and Hewitt Energy Group may be fined. The Company is currently working to bring the last three wells into KCC compliance.

Litigation in the Ordinary Course

We have become involved in litigation from time to time relating to claims arising in the ordinary course of our business. We do not believe that the ultimate resolution of such claims would have a material effect on our business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material effect on our business, results of operations, financial condition and cash flows.

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

Although our common stock is currently quoted on the OTCQX, there is no broadly followed or established public trading market for our common stock and there is no assurance that an established public trading market will develop or be maintained. The OTCQX is a significantly more limited market than the national securities exchanges. The quotation of our common stock on the OTCQX may result in a less liquid market available for our shareholders to trade common stock, could depress the trading price of common stock, and could have a long-term adverse impact on our ability to raise capital in the future.

As of March 31, 2014, (i) 52,059,975 shares of our common stock were outstanding, (ii) warrants to purchase 7,716,587 shares of our common stock were outstanding, (iii) notes convertible into 15,556,141 shares of our common stock were outstanding, and no shares of our preferred stock were outstanding.

Trading in the Company’s common stock is limited and the prices below should not be viewed as an indication that there is any established public market for the Company’s securities. Prior to January 4, 2013 no shares of our stock were traded.

Quarters Ended	High $	Low $
First Quarter Ending March 31, 2014	$0.35	$0.20
Fourth Quarter Ending December 31, 2013	$0.55	$0.21
Third Quarter Ending September 30, 2013	$0.60	$0.30
Second Quarter Ending June 30, 2013	$1.04	$0.46
First Quarter Ending March 31, 2013	$3.50	$0.75
Fourth Quarter Ending December 31, 2012	N/A	N/A

As of March 31, 2014, the closing sales price for our common stock on the OTCQX was $0.22.

Restricted Shares

All of our shares of common stock were issued and sold by us in private transactions and are only eligible for public sale if registered pursuant to the Securities Act, or sold in accordance with a valid exemption from registration, such as Rule 144. These shares are “restricted securities” within the meaning of Rule 144 under the Securities Act. As of March 31, 2014, a total of approximately 33,661,454 shares of our common stock can be immediately sold pursuant to Rule 144.

Recent Sales of Unregistered Securities

The following summarizes all sales of our unregistered securities during the three months ended December 31, 2013. The securities listed in each of the below referenced transactions were (i) issued without registration and (ii) were issued in reliance on the private offering exemptions contained in Sections 4(a)(2), 4(a)(5) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws as a transaction not involving a public offering. No placement or underwriting fees were paid in connection with these transactions. Proceeds from the sales of these securities were used for general working capital purposes. The securities are deemed restricted securities for purposes of the Securities Act.

Effective October 23, 2012, we implemented a 1-for-10 reverse stock split of our issued and outstanding common stock. Where applicable, all common share and per common share information described below and in all other sections of this annual report have been retroactively restated to reflect the reverse common stock split.

Common Stock Issued During the Three Months Ended December 31, 2013

The Company issued 475,106 shares of common stock to unaffiliated debt holders at a price between $0.25 and $0.47 per share for the settlement of notes payable and accrued interest.

The Company issued 272,834 shares of common stock to consultants at a price between $0.25 and $0.40 per share as compensation for services. The shares issued were fully vested.

Warrants Issued During the Three Months Ended December 31, 2013

There were no warrants issued during the three months ended December 31, 2013.

Holders

As of March 31, 2014, we had 637 holders of record of our common stock and no preferred stock outstanding.

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

Overview of our Business

We are an independent oil and gas exploration and production company with projects in Kansas, Utah and Wyoming. The focus of our business is acquiring, retrofitting and operating or selling oil and gas assets and related production. We have three primary strategic directions:

•	We use our research technology to identify prospective properties in Kansas that were initially developed between the 1920s and 1950s, but which may be subject to further development through the use of more modern production techniques. We refer to these properties as our “Mid-Continent Project,” which currently includes 2,106 gross (2,011 net) acres. We have identified significant oil and natural gas reserves from these early exploration properties, many of which were previously underdeveloped due to inefficient and antiquated exploration and production methods and low commodity prices. In most cases these wells were developed and left fallow by major oil and gas companies. Using current technology and methodologies, we have successfully developed both production and proved reserves within these fields, and we intend to continue to pursue this strategy in the future.

•	We have three properties on the Utah–Wyoming Overthrust, including one property containing a well that was placed into production during 2013 but is currently shut-in. We currently own or lease 2,311 gross (1,971 net) acres on the Utah-Wyoming Overthrust, near the border between northern Utah and south-western Wyoming. We refer to these properties as our “Utah-Wyoming Overthrust Project.” We intend to conduct additional development activities with respect to our Utah-Wyoming Overthrust Project.

•	We have conducted a limited amount of exploration for oil and natural gas reserves in the Central Utah Overthrust region, where we are participating in over 33,270 gross (12,530 net) acres. We refer to these properties as our “Central Utah Overthrust Project.” We and our partners intend to conduct drilling operations, acquire additional acreage and conduct further exploration activities with respect to our Central Utah Overthrust Project.

Our approach to acquiring leases and developing producing properties focuses on three types of development activities:

•	Activities involving the identification, acquisition and development of leases of property in which oil or natural gas is known to exist.

•	Activities involving low or moderate exploration and development risk. These include leases of property where oil and natural gas has been produced in the past but there are no existing wells.

•	Activities involving the acquisition of properties where it is reasonably believed that potential hydrocarbon values exist based on analysis involving geochemical, radiometric, gravitational and seismic data. This may include projects that have never been drilled or tested for oil and natural gas in the past.

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

Through statistical modeling and data evaluation, we believe greater oil and natural gas reserves exist and can be found, measured, and produced in areas where initial reserves were previously found but abandoned prior to full development. We believe that with our current technologies and systems, acquiring and developing older fields mitigates exploration risk and is a safe and predictable method of managing our business.

Production History

The following table presents information about our produced oil volumes during the year ended December 31, 2013 compared to the year ended December 31, 2012. We did not produce natural gas during these time periods. As of December 31, 2013, and December 31, 2012 we were selling oil from a total of 13 gross wells (12.3 net).

	Years Ended December 31,
	2013	2012
Net Production:
Oil (Bbl)	11,331	10,931

Average Sales Price:
Oil (per Bbl)	$92.34	$87.14

Average Production Costs:
Oil (per Bbl)	$79.44	$69.93

Depletion of Oil and Gas Properties

Our depletion expense is driven by many factors, including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs.  Our depletion expense totaled $132,260 and $110,296 for 2013 and 2012, respectively. The following table presents our depletion expenses per barrel of oil for 2013 and 2012.

	Years Ended December 31,
	2013	2012

Depletion of Oil (per Bbl)	$11.66	$10.09

Results of Operations

The following presents an overview of our results of operations for the year ended December 31, 2013, compared to the year ended December 31, 2012.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Average Daily Production. Our net oil production for 2013 averaged approximately 31 Bopd after royalties compared to approximately 30 Bopd for 2012.

Oil Revenues. Our oil revenues increased by $93,770 or 9.8% from $952,566 for 2012 to $1,046,336 for 2013. The increase in revenue is due to an increase in our average price of $5.20 per barrel or $58,914. Production increased by 400 barrels of oil in 2013 over 2012 accounts for the balance of the increase of $34,856.

Net Loss on Earnings Per Share. We realized a net loss of $6,799,584 (approximately $(0.19) per basic and diluted share of common stock) for 2013 compared to a net loss of $7,993,196 (approximately $(0.28) per basic and diluted share of common stock) for 2012. The decrease in net loss on earnings per share was primarily due to a decrease of $1,889,897 in our operating expenses and an increase in our weighted average shares outstanding for the year in the amount of 7,519,947 shares.

Operating Expenses. Total operating expenses were $6,271,501 for 2013 compared to $8,161,398 for 2012. The $1,889,897 or 23.2% decrease in operating expenses was due primarily to a decrease in general and administrative expenses ($2,811,585) which was offset by a decrease in the gain on sale of assets ($366,286); increases in asset retirement obligations ($161,901); increases in lease expirations ($156,739); increases in production expenses ($135,672); and all other items ($101,090).

Production Expenses. Our production expenses for 2013 were $900,129, or $79.44 per barrel of oil, compared to $764,457, or $69.93 per barrel of oil, for 2012, which represents a $135,672 or 17.7% increase. The overall production expenses increased mainly due to one-time repair costs incurred on our Wasatch National Forest #16-15 Well that were necessary after it was put into production. This increase was partially offset by a large one time repair charge in our Perth field during 2012 that we did not incur in 2013. Our cost per barrel continues to remain above the industry averages due to our fixed costs, such as electricity, personnel and related expenses, and the cost of maintaining our 27 current non-producing wells including eight salt water disposal wells that are underutilized. We expect our fixed costs on a per barrel basis will decline as we place into production our non-producing wells.

Exploration Expenses. Exploration expenses decreased 18.4%, or $30,781, from $167,212 for 2012 to $136,431 for 2013. This decrease is mainly due to less work performed in 2013 on our undeveloped Utah prospects. In 2013, we focused more of our resources on our proved properties, which are primarily in Kansas.

Lease Expirations. Lease expirations were $182,032 for 2013 compared to $25,293 for 2012. The $156,739 increase in lease expirations was attributable mainly to one lease in Kansas that we were unsuccessful in renewing due to excessive terms requested by the mineral owner, as well as a reserve established in 2013 for future leases that will expire in Utah because they are either over current market value for their renewal, do not have a renewal option or we will elect not to renew.

Depletion, Depreciation, Amortization and Accretion. We recorded depletion, depreciation, amortization and accretion of $382,690 during 2013 compared to $261,739 during 2012. The increase of 46.2%, or $120,951 was mainly due to increased depreciation of $95,422 during 2013 on our well and office equipment as a result of $1,223,833 in equipment additions since 2012. Depletion expense increased by $21,964 as a result of an increase in overall production volumes with a shift to more production in the Koelsch and South Haven fields that have a higher depletion cost per barrel. The remaining increase of $3,565 is due to an increase of accretion of the discount on our asset retirement obligation.

General and Administrative Expenses. General and administrative expenses were $4,571,642 for 2013 compared to $7,383,227 for 2012. The $2,811,585 or 38.1% decrease was attributable to: (i) $2,266,693 decrease of employee and director compensation; (ii) $1,483,135 decrease in consulting fees; (iii) a $391,514 increase in legal and audit fees due to our efforts in raising capital, and (iv) a net decrease of $248,280 in all other expense items. The general and administrative expenses include $1,140,601 and $3,609,444 in 2013 and 2012, respectively for non-cash equity compensation.

Asset Retirement Obligation Expenses. We had $161,601 in asset retirement obligation expenses for 2013 compared to zero in 2012. This increase is due to the cost for plugging three wells in Kansas during 2013 exceeding the asset retirement obligation liability for those three wells. These wells had been shut-in since our purchase of the leases. They were in very poor mechanical condition that was unknown to us prior to starting our rework operations.

Gain on Sale of Assets. During 2013 we had a net gain on sale of assets of $105,106 compared to $471,392 for 2012. The gain on sale of assets in 2013 is primarily attributable to the sale of 71.25% working interest in our Wasatch National Forest #16-15 Well. The gain on sale of assets in 2012 is mainly attributable the sale of 21% working interest in the Prescott Lease and a 5% carried interest in the Perth Field.

Other Income (Expenses). Total other income and expenses during 2013 was a net expense of $1,572,852 compared to a net expense of $783,964 for 2012 representing an increase of $788,888 or 100.6%.

Loss on Extinguishment of Debt. In 2013, we incurred a loss on the extinguishment of debt in the amount of $1,103,702. This is a non-cash expense and is the result of our effort to reduce our debt through conversions to common stock with a ratchet provision and warrants.

Gain on Derivative Valuation. The Company incurred a gain of $756,776 on the derivative valuation of the ratchet provision on certain shares of common stock. This is a non-cash gain determined by the change in the fair value of the provision for the year 2013.

Interest and Finance Expenses. For the year 2013, we incurred interest and finances expenses of $1,257,143 compared to $1,104,612 for the year 2012. The $152,531 increase in 2013 over 2012 is due to an increase of $293,054 in expenses mainly due to incentive payments for new debt issued and payments made to extend due dates on notes payable during the year 2013, an increase of $184,477 associated with the modification of previously issued warrants, off set by a decrease of $325,000 in debt issuance fees we incurred in 2012 that did not occur in 2013. The interest and finance expenses include $865,347 and $220,549 in non-cash stock and warrant issuances for the years 2013 and 2012, respectively.

Interest Income. For 2012, the Company had $299,879 of interest income associated with past due receivables from a working interest holder. In 2013, we had $850 in interest income.

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

The following table summarizes our total current assets, total current liabilities and working capital deficiency as of December 31, 2013 compared to December 31, 2012:

	December 31,	December 31,
	2013	2012
Current Assets	$613,822	$1,064,566
Current Liabilities	8,847,612	5,802,513
Working Capital Deficiency	$(8,233,790)	$(4,737,947)

Cash and cash equivalents were $60,395 as of December 31, 2013, compared to $286,013 as of December 31, 2012. Changes in the net cash provided by and (used in) our operating, investing and financing activities are set forth in the following table:

	Year Ended		Net Cash
	December 31,		Increase
	2013	2012	(Decrease)
Net cash used in operating activities	$(994,034)	$(3,526,836)	$2,532,802
Net cash provided by (used in) investing activities	(1,011,394)	66,679	(1,078,073)
Net cash provided by financing activities	1,779,810	3,709,013	(1,929,203)
Increase (decrease) in cash and cash equivalents	$(225,618)	$248,856	$(474,474)

Net cash from operating activities is derived from net income from operations adjusted for non-cash items, changes in the balances of accounts receivables, deposits and prepaid expenses, accounts payables, accrued expenses and other payables. For the year 2013, we used net cash in operating activities in the amount of $994,034 compared to $3,526,836 for the year 2012. This increase in net cash of $2,532,802 from 2012 to 2013 was primarily due to an increase in accrued expenses and other payables of $2,174,500 with a net increase of $358,302 in all other operating items.

Net cash from investing activities is derived from the proceeds and disbursements from sales and purchases of oil and gas properties, including wells and related equipment. Cash used for investing activities for the year 2013 was $1,011,394 compared to having cash provided by investing activities for 2012 in the amount of $66,679. This decrease in net cash of $1,078,073 between the two years was primarily due to a decrease in the proceeds from sale of oil and gas assets. In 2012 we sold significantly more working interests in our properties to provide funding for our activities.

Net cash from financing activities is derived from the proceeds from the issuance of equity securities and notes and convertible notes payable reduced by payments on our notes and convertible notes payable. For the year ended 2013, we had an increase in net cash from financing activities of $1,779,810 compared to an increase in net cash of $3,709,013 for the year 2012. This decrease of $1,929,203 period over period was due to a decrease of $2,861,535 in cash raised through equity securities in 2013 from 2012, offset by an increase of $1,056,216 in cash raised through the issuance of new debt and an increase in payments on our notes payable, convertible notes payable, and capital leases in the amount of $123,884 for the year 2013 over 2012, respectively.

Satisfaction of our cash obligations for the next 12 months and our ability to continue as a going concern

Our operations do not produce significant cash flow and we rely almost exclusively on external sources of liquidity. We currently have a $8,233,790 working capital deficiency and we need additional funding to pay our current liabilities, continue as a going concern and execute our business plan. We have historically addressed working capital deficiencies through frequent private sales of stock and warrants for cash, exchanges of stock and warrants in satisfaction of liabilities or for services, issuing short- and long-term promissory notes and sales of our assets. We will continue to depend on these and other external sources of liquidity for the foreseeable future. If we cannot obtain the necessary capital to pay our current liabilities, we may be subject to litigation and foreclosure proceedings. We will also need to obtain additional funding to make our planned capital expenditures. If we are unable to secure such additional funding, we will be unable to pursue our plans, and we may have to cease or significantly curtail our operations, including our plans to acquire additional acreage positions and development activities. Our ability to raise additional capital is critical to our ability to continue to operate our business. Failure to obtain the needed financing would result in a material adverse impact upon the Company’s operations.

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

Our independent registered public accounting firm’s report on our 2013 financial statements expresses doubt about our ability to continue as a going concern. The report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern due to substantial losses from operations, negative working capital, negative cash flow, and the lack of sufficient capital, as of the date the report was issued, to support our planned capital expenditures to continue our drilling programs through 2014 or later. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Use of Estimates

The preparation of financial statements under GAAP in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to proved oil and natural gas reserve volumes, certain depletion factors, future cash flows from oil and natural gas properties, estimates relating to certain oil and natural gas revenues and expenses, valuation of equity-based compensation, valuation of asset retirement obligations, estimates of future oil and natural gas commodity pricing and the valuation of deferred income taxes. Actual results may differ from those estimates.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chairman and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013. Based on this evaluation, the CEO and CFO have concluded that, as of December 31, 2013, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes made in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, under the supervision and with the participation of our CEO and CFO conducted an evaluation of our internal control over financial reporting and concluded that, as of December 31, 2013, such internal control over financial reporting is effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Additionally management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

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

The following table sets forth the name, age as of March 31, 2014 and position of our directors and executive officers:

Name	Age	Position
Alan D. Gaines	58	Executive Chairman
Douglas C. Hewitt, Sr.	55	President and CEO
Glenn G. MacNeil	55	CFO and Director
John J. McFadden	69	Director
Joseph P. Tate	70	Director
Thomas R. Grimm	69	Director
Michael A. Cederstrom	61	General Counsel and Corporate Secretary

Alan D. Gaines became the Executive Chairman of the Board of Directors on May 6, 2013. Mr. Gaines brings approximately 30 years of experience as an energy investment and merchant banker. In 1983, Mr. Gaines co-founded Gaines, Berland Inc., a full service investment bank/advisory and brokerage, specializing in global energy markets, with particular emphasis given to small to mid-capitalization public and private companies. Mr. Gaines sold his ownership in this entity in 1998. In 2001 Mr. Gaines founded Dune Energy, Inc. (OTCBB: DUNR) and served as the Chairman of the Board from 2001 to 2011. Mr. Gaines also served as Chief Executive Officer of Dune Energy from its inception until April 2007. From April 2005 until August 2008, he served as Vice-Chairman and from April 2005 until July 18, 2008, Mr. Gaines served as a director of Baseline Oil & Gas. From 2006 to 2010, Mr. Gaines served as a director of Cross Canyon Energy Corp., where he also served as Chief Executive Officer from April 2006 to September 2007 and as Chairman of the Board from April 2006 to May 2008. Mr. Gaines served on the board of directors of Eagleford Energy Inc. (OTCBB: EFRDF) until December 2013. Mr. Gaines holds a B.B.A. in Finance from Baruch College and an M.B.A. in Finance (with distinction) from The Zarb School, Hofstra University Graduate School of Management. (OTCBB: EFRDF), an independent E&P company with properties located in South Texas.

Douglas C. Hewitt, Sr. was appointed our President and Chief Executive Officer on December 15, 2011. Mr. Hewitt served as President and Chief Executive Officer of Hewitt Petroleum, Inc., our predecessor, from its inception on May 18, 2008 to March 31, 2011 and served as the President of Hewitt Energy Group, LLC from 2000 to 2008. Mr. Hewitt brings to our Board of Directors a depth of understanding of our business and operations, as well as the oil and gas industry. Mr. Hewitt has over 27 years of experience in managing all aspects of oil company development, including geological analysis, design and implementation of advanced engineering, field management and finance. In 1988, Mr. Hewitt founded Hewitt Energy Group, LLC. In 1991, Mr. Hewitt founded Nemaha Services Inc., a field services group with more than 50 employees based in Blackwell, Oklahoma, to facilitate the drilling and field activities of his privately held oil and gas company. In 1995, Mr. Hewitt founded HEGCO Canada Inc., an oil and gas exploration and production company, where he served as Chairman and CEO from 1995 to 2000. Mr. Hewitt left HEGCO Canada, Inc. in 2000 to pursue other business activities, including securing a larger acreage position in the Utah Overthrust Belt. Mr. Hewitt attended Merritt Community College.

Glenn G. MacNeil has served as our Chief Financial Officer since April 1, 2011 and as a member of our Board of Directors since that time. Mr. MacNeil brings to our Board of Directors over 30 years of international experience in chief financial officer and director roles in both the oil and gas and financial services industries. Mr. MacNeil is a Canadian Chartered Accountant (CA) and a U.S. Certified Public Accountant of South Carolina (CPA). Mr. MacNeil has been an officer and served as director for numerous private and publicly-held companies, some of which are as follows: President of MacKov Investments Limited, a Canadian investment company, from 2007 to the present; CFO and Executive Vice President of GCAN Insurance Company, a Canadian regulated insurance company, from 2008 to 2011; Finance Director of Nostra Terra Oil and Gas Company, PLC, a U.K. based LSE-AIM listed oil and gas company, from 2007 to 2009; Finance Director of CNA Insurance Company Limited, a European regulated insurance company, from 2004 to 2008; Chief Financial Officer and Executive Vice President of Continental Casualty Company, a Canadian regulated insurance company (also known as “CNA Canada”), from 1998 to 2004; and Vice President Finance, Canadian Operations of Everest Reinsurance Company and Vice President Finance and Director of Everest Insurance Company of Canada, Canadian regulated reinsurance and insurance companies, from 1988 to 1998. Mr. MacNeil has taken leading roles in acquisitions, divestitures, turnaround situations and start-up businesses. In addition to serving on our Board of Directors, Mr. MacNeil serves as a director of HEGCO Canada Inc., a TSX-V listed, non-trading shell company. Mr. MacNeil is a member of the Society of Management Accountants of Ontario (CMA), Ontario Institutes of Chartered Accountants (CA), and Certified Public Accountants of South Carolina (CPA). Mr. MacNeil received a Bachelor of Business Administration degree (BBA) from Cape Breton University, Nova Scotia.

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

Joseph P. Tate has served on our Board of Directors since March 31, 2012 and serves as the Chairman of the Nominating and Corporate Governance Committee and as a member of the Audit Committee and the Compensation Committee. Mr. Tate brings more than 40 years of entrepreneurial experience to our company. In 1967, he founded Valley Sanitation, a two-truck waste hauling business in Fort Atkinson, Wisconsin. The company had three employees and annual revenues of $40,000 the first year. In 1993, he merged his 12-location business with 10 others to form Superior Services, Inc., a solid waste, special waste and hazardous waste business serving the Midwest (“Superior”). By 1999, Superior had a successful initial public offering, a secondary offering and finally, sold to Vivendi, a French conglomerate. At the time of the sale, Superior had over 3,000 employees. Mr. Tate served as President/CEO and Chairman of the Board at Superior. After the sale of Superior, Mr. Tate started Tate Enterprises, a company that offers professional management services to the organizations in which he is a substantial equity partner. Mr. Tate is an officer, director and/or significant equity holder in several companies including OnMilwaukee.com, an internet city guide; TMX, a decorative mulch company; Tate Farm, a ranch in Utah; Mason Car Wash, a car wash and oil change business; Sherman Disposal, a solid waste disposal company; Coastal Disposal, a solid waste disposal company; Midwest Compost, a grass and leaves transfer station; and Rapport Leadership, an organizational and leadership development company. Mr. Tate recently retired from the non-profit boards of Second Harvest of Wisconsin and the Next Door Foundation. He currently serves as a director of CEO Leadership Academy, The Tate Family Foundation and Rapport Leadership.

  Thomas R. Grimm has served on our Board of Directors since December 10, 2012 and serves as a member of the Audit Committee and the Nominating and Corporate Governance Committee. Mr. Grimm brings many years of top-level business and entrepreneurial experience to our Board. From 1998 to 2002, Mr. Grimm served as President and CEO of Sam’s Club as well as Executive Vice President of Wal-Mart Stores Inc., based in Bentonville, Arkansas. From 1993 to 1994, Mr. Grimm served as the CEO of Pace Membership Warehouse, a subsidiary of Kmart Stores Inc., based in Denver, Colorado. From 1982 to 1990, Mr. Grimm was the founder, President and CEO of Price Savers Membership Warehouse, based in Salt Lake City, Utah, which achieved one billion dollars in sales in its last year prior to being acquired by Kmart Stores Inc. Mr. Grimm has also worked with companies such as Target Stores, a division of Dayton Hudson; Venture Stores, a division of May Company; and Medi-Mart, a division of Stop N Shop Companies. From 2004 to 2005, Mr. Grimm served as the CEO of Naartjie Custom Kids, a children’s clothing store. Since 2008, Mr. Grimm has been a Partner in RST LLC, which supplies products to the online sales divisions of companies such as Costco, Amazon, Overstock, Home Depot and many others. RST LLC also operates two websites, Flowwall.com and RSToutdoors.com. Mr. Grimm is a graduate of Weber State University.

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

Based solely on a review of the copies of Forms 4 and 5 furnished to us, or written representations from reporting persons that all reportable transactions were reported, we believe that during the fiscal year ended December 31, 2013 all of our executive officers, directors and greater than 10% holders, if any, filed the reports required to be filed under Section 16(a) on a timely basis under Section 16(a).

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

Audit Committee

The audit committee of our Board of Directors is currently comprised of John J. McFadden, Thomas R. Grimm and Joseph P. Tate. Our Board of Directors has determined that each member of the audit committee (1) is “independent” as defined by the applicable SEC rules and NYSE listing rules, (2) has not participated in the preparation of our financial statements or any of our current subsidiaries at any time during the past three years and (3) is able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. Our Board of Directors has appointed Mr. McFadden as Chairman of the audit committee.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table below sets forth compensation earned by our named executive officers in 2013 and 2012 for services rendered in all capacities to us and our subsidiaries.

Name and Principal Position		Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Compensation	All Other Compensation	Total
			($)	($)	($)	($)	($)	($)	($)
			(1)		(2)	(3)		(4)
Alan D. Gaines	(5)	2013	192,000	-	-	795,009	-	-	987,009
Executive Chairman of the Board		2012	-	-	-	-	-	-	-
Douglas C. Hewitt, Sr.	(6)	2013	410,000	-	-	-	-	-	410,000
President and Chief Executive Officer		2012	360,000	-	507,500	-	-	50,000	917,500
Glenn G. MacNeil	(7)	2013	-	-	-	-	-	326,000	326,000
Chief Financial Officer and Director		2012	138,000	-	352,500	-	-	188,000	678,500
Michael A. Cederstrom	(8)	2013	266,000	-	-	-	-	-	266,000
General Counsel and Corporate Secretary		2012	216,000	-	322,500	-	-	50,000	588,500

(1)	In 2013, base salary compensation was earned by and paid to our named executive officers as follows: (i) Mr. Gaines was appointed Executive Chairman of the Board on May 6, 2013. Mr. Gaines’ annual salary is $288,000 and he earned $192,000 in 2013 all of which has been accrued and unpaid as of December 31, 2013. (ii) Mr. Hewitt earned $410,000 of which $303,661 was paid in cash in 2013 and the remaining $106,339 has been accrued and unpaid as of December 31, 2013 (iii) Mr. Cederstrom earned $266,000 of which $201,242 was paid in cash in 2013 and the remaining $64,758 has been accrued and unpaid as of December 31, 2013. In 2012, base salary compensation was earned by and paid to our named executive officers as follows: (i) Mr. Hewitt earned $360,000, all of which was paid in cash in 2012; (ii) Mr. MacNeil’s services to Richfield were governed by an employment agreement relating to his services while in the United States, under which Mr. MacNeil earned $138,000; and a financial services agreement through MacKov relating to services performed while in Canada, under which MacKov earned $138,000, for an aggregate of $276,000, all of which was paid in cash in 2012; and (iii) Mr. Cederstrom earned $216,000, all of which was paid in cash in 2012.

(2)	This column reflects amounts awarded pursuant to our incentive plan and other stock awards, each of which were established and approved by the Board of Directors.

(3)	This column reflects amounts based upon the Black-Scholes valuation model for stock option awards. Mr. Gaines was awarded 3,500,000 options which are exercisable at $1.00 for a period of seven years. The total estimated valuation of Mr. Gaines’ options was $1,590,018 at the time of the award of which $795,009 was vested and expensed during 2013.

(4)	In 2013, “All Other Compensation” earned by our named executive officers included: (i) Mr. MacNeil’s services to Richfield were governed by an employment agreement relating to his services while in the United States, under which Mr. MacNeil earned $0 in 2013; and a financial services agreement through MacKov relating to services performed while in Canada, under which MacKov earned $326,000 in consulting fees of which $68,853 was paid in cash in 2013 and the remaining $257,147 has been accrued and unpaid as of December 31, 2013. In 2012, “All Other Compensation” earned by our named executive officers included: (i) Mr. Hewitt earned $50,000 all of which was paid in cash in 2012 as director’s fees; (ii) Mr. MacNeil’s $188,000 includes $138,000 earned by MacKov for consulting services and $50,000 which was earned by MacNeil for director’s fees, all of which was paid in cash in 2012; and (iii) Mr. Cederstrom, earned $50,000 all of which was paid in cash in 2012 as corporate secretary fees.

(5)	Mr. Gaines was appointed Executive Chairman of the Board on May 6, 2013.

(6)	At our inception, Douglas C. Hewitt, Sr. was appointed to serve as Executive Chairman of our Board of Directors and our Chief Operating Officer. Effective December 15, 2011, Mr. Hewitt resigned as our Chief Operating Officer and was appointed as our President and Chief Executive Officer. On May 6, 2013, Mr. Hewitt resigned as Executive Chairman of our Board of Directors; however he will remain as a director.

(7)	Since our inception on April 8, 2011, Glenn G. MacNeil has served as our Chief Financial Officer and as one of our Directors. During 2011, Mr. MacNeil’s services as Chief Financial Officer were governed by a financial services agreement between Richfield and MacKov. In 2012, Mr. MacNeil’s services as Chief Financial Officer were governed by an employment agreement relating to his services while in the United States, as well as a financial services agreement through MacKov relating to services performed while in Canada.

(8)	From our inception until December 15, 2011, Mr. Cederstrom provided services to Richfield as a consultant. Effective December 15, 2011, Mr. Cederstrom was appointed as our General Counsel and Corporate Secretary.

Employment and Consulting Agreements

We have entered into written executive employment agreements with each of our named executive officers, as well as a financial services agreement with MacKov relating to services provided by Glenn G. MacNeil (the “Executive Agreements”), each of which are effective as of January 1, 2012, with the exception of Mr. Alan D. Gaines whose employment agreement was dated May 6, 2013. The compensation payable to each named executive officer under such officer’s Executive Agreement is set forth in the footnotes to the Summary Compensation Table, above. Other than terms relating to each named executive officer’s compensation, the Executive Agreements contain identical terms and conditions, which are described below. Each of the Executive Agreements provide that year-end cash and/or share bonuses are at the discretion of the compensation committee or Board of Directors, and are based on our achievement of specified predetermined and mutually agreed-upon performance objectives each year. Effective January 1, 2013, the previous Board of Director fees of $50,000 per year for Mr. Hewitt and Mr. MacNeil and Mr. Cederstrom’s previous corporate secretary fees of $50,000 per year were added to their annual salary or consulting fees and are no longer compensated separately as director or corporate secretary fees.

We have entered into financial services agreements with MacKov relating to Mr. MacNeil’s services as Chief Financial Officer. In 2012 and 2013, Mr. MacNeil’s services as Chief Financial Officer were governed in part by an employment agreement between Richfield and Mr. MacNeil for services provided while residing in the United States and in part by a financial services agreement, effective January 1, 2012, between Richfield and MacKov for Mr. MacNeil’s services provided while residing in Canada. MacKov is an Ontario, Canada incorporated private company that is wholly owned and controlled by Mr. MacNeil and his spouse.

Prior to January 1, 2012, Douglas C. Hewitt, Sr. had entered into an Employment Agreement with Richfield to act as the Chairman of our Board of Directors and our Chief Operating Officer, which was amended December 31, 2012. Effective January 15, 2014, Mr. Hewitt’s employment agreement was modified to remove the non-compete clause from his contract and replace it with the right to propose projects to the Company and if the Company declines full participation, he can then participate in the project individually.

Alan D. Gaines’ employment agreement dated May 6, 2013 was modified on January 15, 2014 canceling 3,500,000 outstanding stock options and issuing 4,908,532 restricted Company common stock representing 9.9% of the Company’s common shares at the time. The stock was fully vested and the fair value of t $,1,472,560, or $0.30 per share will be expensed in the first quarter of 2014.

Elements of Compensation

The total compensation and benefits program for our executives generally consists of the following components:

•	base salaries and/or consulting fees;

•	annual incentive bonuses;

•	discretionary bonuses;

•	long-term equity-based incentive compensation;

•	health and welfare benefits;

•	perquisites; and

•	severance payments/change of control.

Base Salaries

We provide base salaries to compensate our executive officers for services performed during the fiscal year. This provides a level of financial certainty and stability in a historically volatile and cyclical industry. Base salaries are designed to reflect the experience, education, responsibilities and contribution of each individual executive officer.

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

Perquisites

From January 1, 2012 to December 31, 2012, Douglas C. Hewitt, Sr. had the right to receive up to a 1% overriding royalty interest in new leases acquired by Richfield. Mr. Hewitt received no overriding royalty interests in any new leases acquired by Richfield during this period. Effective December 31, 2012, pursuant to an amendment to Mr. Hewitt’s employment agreement, Mr. Hewitt no longer has the right to receive such overriding royalty interests in the future.

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

Director Compensation

The following table provides information concerning compensation paid to our directors for the most recently completed fiscal year. The fees paid to directors in Richfield common stock are recorded in accordance with applicable accounting standards, and these amounts represent the aggregate fair value of the awards on the date of grant. The ultimate value realized by the director may or may not equal the fair market value on the date of grant. The shares are restricted from sale and although our common stock is currently quoted on the OTCQX, there is no broadly followed and established public trading market for our common stock. We determine the fair value of the shares on the date of grant based on the share price we received in share issuances for cash, settlement of debt or property acquisition at or around the date of grant.

Name		Fiscal Year	Fees Earned or Paid In Cash ($)	Stock Awards ($)	Total ($)
John J. McFadden	(1)	2013	50,000	-	50,000
Joseph P. Tate	(2)	2013	50,000	-	50,000
Thomas R. Grimm	(3)	2013	50,000	-	50,000
Douglas C. Hewitt, Sr.	(4)	2013	-	-	-
Glenn G. MacNeil	(5)	2013	-	-	-
Alan D. Gaines	(6)	2013	-	-	-

(1)	John J. McFadden has served as one of our non-employee directors since May 2008. In 2013, Mr. McFadden earned $50,000 for director’s fees, of which $1,000 was paid in cash and $12,500 was paid in stock, and the remaining $36,500 has been accrued and unpaid as of December 31, 2013.

(2)	Joseph P. Tate has served as one of our non-employee directors since March 2012. In 2013, Mr. Tate earned $50,000 for director’s fees, of which $12,500 was paid in stock, and the remaining $37,500 has been accrued and unpaid as of December 31, 2013.

(3)	Thomas R. Grimm has served as one of our non-employee directors since December 10, 2012. In 2013, Mr. Grimm earned $50,000 for director’s fees, of which $12,500 was paid in stock, and the remaining $37,500 has been accrued and unpaid as of December 31, 2013.

(4)	Douglas C. Hewitt, Sr. has served as Executive Chairman of our Board of Directors since our inception until May 6, 2013. In 2013, Mr. Hewitt did not earn nor was paid any additional fees for services as a director.

(5)	Glenn G. MacNeil has served as one of our directors since April 1, 2011. In 2013, Mr. MacNeil did not earn nor was paid any additional fees for services as a director.

(6)	Alan D. Gaines was appointed a director on May 6, 2013. He is currently serving as Chairman of our Board of Directors. In 2013, Mr. Gaines did not earn nor was paid any additional fees for services as a director.

Ongoing Director Compensation in 2014

Effective January 1, 2013, our independent directors are compensated with an annual stipend of $50,000 paid in quarterly installments either in cash or common stock at the discretion of the Board of Directors. The independent directors are also eligible to participate in the annual incentive program.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

 The following table sets forth, as of March 31, 2014, certain information regarding beneficial ownership of our common stock by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our current directors and executive officers as a group. As of March 31, 2014, we had one class of voting securities that consisted of 52,059,975 shares of our common stock issued and outstanding. Beneficial ownership is determined in accordance with the rules of the SEC and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder had sole or shared voting or investment power. In computing the number and percentage of shares beneficially owned by a person, shares of common stock that a person has a right to acquire within sixty (60) days of March 31, 2014, pursuant to options, warrants or other rights are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. The following table is based upon information supplied by directors, officers and principal stockholders.

Name (1)	Number of Shares		Percent of Common Stock
Directors and Officers:

Alan D. Gaines	3,708,532	(2)	7.1%
Douglas C. Hewitt, Sr.	8,449,622	(3)	16.2%
Glenn G. MacNeil	2,523,372	(4)	4.8%
John J. McFadden	75,324		0.1%
Michael A. Cederstrom	901,726		1.7%
Joseph P. Tate	1,238,489	(5)	2.4%
Thomas R. Grimm	155,625	(6)	0.3%
Directors and Officers as a Group (7 persons)	17,052,690		32.6%

(1)	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). Unless otherwise indicated, the address of each stockholder is 175 S. Main Street, Suite 900, Salt Lake City, UT 84111.

(2)	Consists of the 3,708,532 shares owned by Alan D. Gaines. The address of Mr. Gaines is 100 South Doheny Drive, Penthouse 7 (Apt. 1107), Los Angeles, CA 90048.

(3)	Consists of the following shares owned by Douglas C. Hewitt, Sr., or of which Mr. Hewitt may be deemed to be the beneficial owner: (i) 4,449,622 shares held in the name of Douglas C. Hewitt, Sr. and (ii) 4,000,000 shares held in the name of the D. Mack Trust by virtue of being the trustee of the trust. The address of the D. Mack Trust is 1775 Stone Ridge Drive, Bountiful, UT 84010.

(4)	Consists of the following shares owned by Glenn G. MacNeil, or of which Mr. MacNeil may be deemed to be the beneficial owner: (i) 1,173,818 shares held in the name of Glenn G. MacNeil, and (ii) 1,349,554 shares held in the name of Carolyn Kovachik-MacNeil, Mr. MacNeil’s spouse. The address of Mr. MacNeil, his spouse and MacKov is 521-11 Bronte Road, Oakville, Ontario, Canada, L6L 0E1.

(5)	Consists of the following shares owned by Joseph P. Tate, or of which Mr. Tate may be deemed to be the beneficial owner: (i) 1,180,989 shares held in the name of Joseph P. Tate, (ii) 57,500 shares held in the name of Jennifer Tate, Mr. Tate’s spouse. In addition, Mr. Tate is a holder of 205,000 outstanding warrants exercisable within 3 years from the date of issuance. The address of Mr. Tate and his spouse is 3252 No. Lake Drive, Milwaukee, WI 53211.

(6)	Consists of the 155,625 shares owned by Thomas R. Grimm. In addition, Mr. Grimm is a holder of 13,320 outstanding warrants exercisable within 3 years from the date of issuance. The address of Mr. Grimm is 1985 Stone Hollow Drive, Bountiful, Utah 84010.

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

A.	Douglas C. Hewitt, Sr., President, Chief Executive Officer and Director

Affiliates of Douglas C. Hewitt, Sr., our President and Chief Executive Officer and one of our Directors, have entered into a variety of transactions with Richfield as described below.

The D. Mack Trust

Mr. Hewitt is the sole beneficiary of The D. Mack Trust, an irrevocable trust established by Mr. Hewitt on May 15, 2009.

•	As of March 31, 2014, the D. Mack Trust had ORRIs ranging from 0.50% to 3.625% in 1,636 net acres leased by Richfield in Kansas and Oklahoma, all of which were in place prior to January 1, 2012 or were purchased from MacKov in November 2012 (as described in further detail below).

The D. Mack Trust received $23,284 and $12,489 in royalties in 2013 and 2012, respectively, from the overriding royalty interests described above.

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

Prior to January 1, 2012, Mountain Home obtained the overriding royalty interests in conjunction with the establishment of the Utah Overthrust Agreement and the Liberty Prospect Agreement. No oil or natural gas has been extracted from the HUOP Freedom Trend Prospect or the HPI Liberty #1 Well and Liberty Prospect and therefore no royalties have been paid on those prospects.

Zions Energy Corporation

Zions Energy Corporation, a Utah corporation (“Zions”), is a wholly-owned subsidiary of Mountain Home and was affiliated with Mr. Hewitt by virtue of his beneficial interest in Mountain Home. Mr. Hewitt’s beneficial interest in Zions terminated concurrently with the termination of his affiliation with Mountain Home.

Richfield participated in the following transactions with Zions in 2012:

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

During 2012, Zions received $4,662 in revenues from oil sales from our Koelsch Field.

For a description of amounts paid to Mr. Hewitt as compensation for Mr. Hewitt’s service as our President, Chief Executive Officer and one of our Directors, see “Item 11. Executive Compensation.”

B.	Glenn G. MacNeil, Chief Financial Officer and Director

Glenn G MacNeil, our Chief Financial Officer and one of our Directors, along with his spouse, owns 100% of the ownership interests in MacKov Investments Limited, an Ontario, Canada incorporated private company (“MacKov”).

Richfield participated in the following transactions with MacKov between January 1, 2012 and March 31, 2014:

•	In November 2012, MacKov sold ORRIs ranging from 0.25% to 2.25% in 1,127 net acres of oil and natural gas properties located in Kansas to the D. Mack Trust and one unaffiliated investor;
•	In February 2012, MacKov purchased a 1.50% working interest in the Koelsch Field from Richfield for cash of $4,545. In October 2012, MacKov sold all of its 5.00% working interest in the Koelsch Field to Richfield for $262,500. The consideration consisted of MacKov exercising 154,753 outstanding warrants to purchase 154,753 shares of our common stock valued at $247,605 or $1.60 per share and our issuance of 5,958 shares of our common stock valued at $14,895 or $2.50 per share. Each of these transactions were completed on the same terms as other independent third-party transactions in the Keolsch Field at or around the time of the transaction;

•	In October 2012, MacKov sold all of its 1.00% carried working interest BPO and APO in the HPI Liberty #1 Well, its 1.00% working interest BPO and APO in the Liberty Prospect, its 2.25% working interest BPO and 1.75% working interest APO in the HPI Liberty #1 Well and Liberty Prospect to Richfield in exchange for 96,800 shares of common stock, valued at $242,000 or $2.50 per share. Each of these transactions were completed on the same terms as our other independent third-party transactions at our around the time of the transactions;
•	In October 2012, MacKov sold all of its 0.50% working interest in the deep zones and its 0.25% working interest in the shallow zones of the HUOP Freedom Trend Prospect to Richfield in exchange for 25,000 shares of common stock, valued at $62,500 or $2.50 per share. Each of these transactions were completed on the same terms as our other independent third-party transactions at our around the time of the transaction;
•	In February 2012, MacKov purchased a 0.50% working interest in the Moroni #1-AXZH Well and the 320 acre leasehold from Richfield for cash of $38,781. This purchase was made on the same terms as other independent third-party transactions in the Independence Field that were completed at or around the time of the transaction. On June 30, 2012, in connection with our sale to Skyline Oil, MacKov sold its 0.50% working interest in the Moroni #1-AXZH Well and the surrounding 320 acres to Skyline Oil;
•	On June 30, 2012, MacKov settled a short term loan in the amount of $217,050 along with $82,172 of interest for a total of $299,222 for consideration consisting of a payment from Richfield to MacKov of $287,713 in cash and MacKov’s election to exercise warrants to purchase 7,193 shares of common stock at an exercise price of $11,509 or $1.60 per share. Each of these transactions were completed on the same terms as our other independent third-party loan transactions at or around the time of the transaction;
•	In November 2012, MacKov granted a demand loan to Richfield in the amount of $65,000 with interest accruing at 10.0% per annum, secured by a 1% working interest in certain HUOP Freedom Trend Prospect leases (the “MacKov Demand Note”). On December 31, 2012, the Company paid all accrued interest under the MacKov Demand Note, in the amount of $727 and the principal was transferred to an independent third party.

As of March 31, 2014, MacKov has no working interests or ORRIs in oil or natural gas properties that we control or in which we own an interest and MacKov has no warrants outstanding to purchase our common stock.

For the years ended December 31, 2013 and 2012, MacKov received $0 and $12,642, respectively, in royalties relating to ORRIs and oil sales from working interest from Kansas leases including the Koelsch Field that were previously owned by MacKov.

For a description of amounts paid to Mr. MacNeil and MacKov as compensation for Mr. MacNeil’s service as our Chief Financial Officer and one of our Directors, see “Item 11. Executive Compensation.”

C.	Joseph P. Tate, a Director

Joseph P. Tate became one of our directors effective March 31, 2012. Mr. Tate has entered into the following transactions with Richfield between January 1, 2012 and March 31, 2014:

•	Mr. Tate is a beneficial owner of land within the HUOP Freedom Trend Prospect. The Company has entered into two oil and natural gas leases with Mr. Tate totaling 1,816 acres (the “Tate Leases”). The Tate Leases consist of i) a new lease the Company entered into in March 2012 relating to 400 acres, for $100,000; and ii) the renewal of an existing lease the Company entered into on March 2012 for a five-year term relating to 1,416 acres, for $283,200. The total amount of $383,200 was paid to Mr. Tate through the issuance of 153,280 shares of common stock, valued at $2.50 per share. Pursuant to the terms of each Tate Lease, Mr. Tate is entitled to 12.50% landowner royalty-interest revenues relating to hydrocarbons produced by Richfield relating to each of the Tate Leases. In March 2014, the Company consolidated and replaced the Tate leases with a new lease covering a combined 1,823 gross acres. The initial bonus for the new lease totals $182,308 and represents a prepayment of all delay rentals for the 10 year primary term commencing on April 15, 2014. The initial bonus amount is similar to third party 10 year primary term leases obtained by the Company in the HUOP Freedom Trend Prospect during 2013. No oil or natural gas has been extracted from the HUOP Freedom Trend Prospect and therefore the Company has not paid Mr. Tate any landowner royalties with respect to the Tate Leases;

•	In March 2012, Mr. Tate and Richfield agreed to the repayment of a $100,000 outstanding payable, including interest of $18,000, through the issuance of 47,200 shares of common stock, valued at $118,000, or $2.50 per share.
•	In October 2012, MacKov assigned warrants to purchase 88,057 shares of common stock to Joseph P. Tate and several unaffiliated investors for total cash consideration of $17,611, or $0.20 per warrant. Mr. Tate and the other unaffiliated investors then exercised the warrants to purchase 88,057 shares of common stock for total cash consideration of $140,889, or $1.60 per share.
•	In May 2013, Mr. Tate purchased 250,000 shares of common stock of the Company for cash in the amount of $200,000, or $0.80 per share. The shares are subject to a ratchet provision that in the event the Company sells shares of common stock or convertible securities at any time prior to December 31, 2013 at a price per share less than $0.80, the Company shall issue an additional amount of shares of common stock to make the effective price of the shares of common stock equal to the price per share of common stock that were sold for less than $0.80. In addition, the Company granted warrants to Mr. Tate to purchase up to 125,000 shares of common stock with an exercise price of $1.00 that expire in May 2014. In January 2014, 262,821 shares of common stock were issued pursuant to the terms of this provision.

For a description of amounts paid to Mr. Tate as compensation for services as one of our directors, see “Item 11. Executive Compensation.”

D.	Alan D. Gaines, Chairman of the Board

Alan D. Gaines, Chairman of the Board of Directors, is a party to the following transaction with the Company between January 1, 2012 and March 31, 2014:

•	In May 2013, the Company announced the appointment of Alan D. Gaines as Chairman of the Board of Directors and as part of his compensation package, the Company awarded Mr. Gaines 3,500,000 common stock options with an exercise price of $1.00 which expire in May 2020. The options vest 50% upon the earlier of six months or the Company obtaining funding in excess of $3 million, 25% after one year and 25% after two years. In January 2014, the options were cancelled and 4,908,532 shares of common stock were issued at value of $1,472,560 or $0.30 per share.

For a description of amounts paid to Mr. Gaines as compensation for services as one of our directors, see “Item 11. Executive Compensation.”

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

Alan D. Gaines, Douglas C. Hewitt, Sr. and Glenn G. MacNeil are not considered independent directors due to their employment as our executive officers.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Mantyla McReynolds, LLC audited our financial statements for the years ended December 31, 2013 and 2012.

Policy for Approval of Audit and Permitted Non-Audit Services

The Board of Directors, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the shareholders. During 2013 and 2012, the Board of Directors considered the audit fees, audit-related fees, tax fees and other fees paid to our accountants, as disclosed below, and determined that the provision of such services by our independent registered public accounting firm was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

Audit and Related Fees

The following table sets forth the aggregate fees billed by Mantyla McReynolds for professional services rendered in fiscal years ended December 31, 2013 and 2012.

	2013	2012
Audit Fees (1)	$174,733	$211,441
Audit-Related Fees (2)	$-	$-
Tax Fees (3)	$25,279	$19,420
All Other Fees	$-	$-

(1)	“Audit Fees” represent fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements included in our reports on Form 10-Q, and audit services provided in connection with other statutory or regulatory filings.

(2)	“Audit-Related Fees” generally represent fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

(3)	“Tax Fees” generally represent fees for tax advice and the amount billed for the preparation of our federal and state tax returns.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Consolidated Financial Statements:

  See “Index to Consolidated Financial Statements” set forth on page F-1.

(b)	Financial Statement Schedules:

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

RICHFIELD OIL & GAS COMPANY

Dated: April 14, 2014	By:	/s/ DOUGLAS C. HEWITT, SR.
Douglas C. Hewitt, Sr.
Chief Executive Officer

Dated: April 14, 2014	By:	/s/ GLENN G. MACNEIL
Glenn G. MacNeil.
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ DOUGLAS C. HEWITT, SR.	President, Chief Executive Officer	April 14, 2014
Douglas C. Hewitt, Sr.	(Principle Executive Officer)

/s/ GLENN G. MACNEIL	Chief Financial Officer and Director	April 14, 2014
Glenn G. MacNeil	(Principle Financial Officer)

/s/ ALAN D. GAINES	Executive Chairman	April 14, 2014
Alan D. Gaines

/s/ JOHN J. MCFADDEN	Director	April 14, 2014
John J. McFadden

/s/ JOSEPH P. TATE	Director	April 14, 2014
Joseph P. Tate

/s/ THOMAS R. GRIMM	Director	April 14, 2014
Thomas R. Grimm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

Richfield Oil & Gas Company

175 South Main Street, Suite 900

Salt Lake City, UT 84111

We have audited the accompanying consolidated balance sheets of Richfield Oil & Gas Company (“the Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Richfield Oil & Gas Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Salt Lake City, UT

April 14, 2014

 RICHFIELD OIL & GAS COMPANY

 Consolidated Balance Sheets

December 31, 2013 and December 31, 2012

ASSETS
	December 31,
	2013	2012
Current assets
Cash and cash equivalents	$60,395	$286,013
Restricted Cash	153,348	-
Accounts receivables	322,604	387,803
Deposits and prepaid expenses	77,475	390,750
Total current assets	613,822	1,064,566

Properties and equipment, at cost - successful efforts method:
Proved properties	7,139,663	6,581,725
Unproved properties	14,095,020	14,164,053
Well and related equipment	1,997,913	1,024,972
Accumulated depletion, depreciation and amortization	(1,224,523)	(923,083)
	22,008,073	20,847,667

Other properties and equipment	219,231	236,212
Accumulated depreciation	(203,743)	(188,411)
	15,488	47,801

Total assets	$22,637,383	$21,960,034

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,049,750	$1,578,510
Accrued expenses and other payables	3,104,485	1,368,276
Current portion of notes payable	1,338,524	1,487,419
Convertible notes payable, net of discount of $120,264 and $0
at 12/31/13 and 12/31/12, respectively	1,861,386	1,352,560
Capital lease obligations	135,311	15,748
Current portion of asset retirement obligations	48,000	-
Derivative liability	310,156	-
Total current liabilities	8,847,612	5,802,513

Long-term liabilities
Notes payable, net of current portion	-	1,674,691
Asset retirement obligations, net of current portion	394,075	482,157
Total long-term liabilities	394,075	2,156,848

Total liabilities	9,241,687	7,959,361

Commitments and contingencies

Stockholders' equity
Common stock, par value $.001; 250,000,000 authorized;
39,906,770 shares and 32,518,192 shares issued and outstanding
at 12/31/2013 and 12/31/2012, respectively	39,907	32,518
Additional paid-in capital	51,360,380	45,147,563
Accumulated deficit	(38,004,591)	(31,179,408)
Total stockholders' equity	13,395,696	14,000,673

Total liabilities and stockholders' equity	$22,637,383	$21,960,034

The accompanying notes are an integral part of these consolidated financial statements.

 RICHFIELD OIL & GAS COMPANY

 Consolidated Statements of Operations

 For the Years Ended December 31, 2013 and 2012

	Year Ended
	December 31,
	2013	2012
Revenues
Oil and natural gas sales	$1,046,336	$952,566
Total revenues	1,046,336	952,566

Operating expenses
Production expenses	900,129	764,457
Production taxes	41,782	30,862
Exploration	136,431	167,212
Lease expiration	182,032	25,293
Depletion, depreciation, amortization and accretion	382,690	261,739
General and administrative expenses	4,571,642	7,383,227
Asset retirement obligation expenses	161,901	-
Gain on sale of assets	(105,106)	(471,392)
Total expenses	6,271,501	8,161,398

Loss from operations	(5,225,165)	(7,208,832)

Other income (expenses)
Gain on settlement of liabilities	30,367	20,769
Loss on extinguishment of debt	(1,103,702)	-
Gain on derivative valuation	756,776	-
Interest and finance expenses	(1,257,143)	(1,104,612)
Interest income	850	299,879
Total other income (expenses)	(1,572,852)	(783,964)

Loss before income taxes	(6,798,017)	(7,992,796)

Income tax provision	(1,567)	(400)

Net loss	$(6,799,584)	$(7,993,196)

Net loss per common share - basic and diluted	$(0.19)	$(0.28)

Weighted average shares outstanding – basic and diluted	36,393,603	28,873,656

The accompanying notes are an integral part of these consolidated financial statements.

RICHFIELD OIL & GAS COMPANY

Consolidated Statement of Stockholders' Equity

For the Years Ended December 31, 2013 and 2012

	Common Stock
			Additional		Total
			Paid-In	Accumulated	Stockholders'
	Shares	Par	Capital	Deficit	Equity
Balance - December 31, 2011	27,088,744	$27,089	$31,232,334	$(22,551,466)	$8,707,957

Issued 1,806,203 common stock for oil and gas properties and JIBs (valued between $1.60 and $2.50 per share)	1,806,203	1,806	4,392,342	-	4,394,148

Issued 282,511 common stock to a related party for oil and gas properties (valued between $1.60 and $2.50 per share)	282,511	283	566,717	-	567,000

Issued 1,443,378 common stock for directors', employees and consultants' compensation	1,443,378	1,443	3,608,001	-	3,609,444

Sale of 1,335,277 common stock and 935,196 warrants for cash between $1.60 and $2.50 per share	1,335,277	1,335	3,125,917	-	3,127,252

Issued 77,950 common stock as settlement of accounts payables including accrued interest	77,950	78	194,797	-	194,875

Issued 403,651 common stock as settlement of notes payable	403,651	404	949,528	-	949,932

Issued 7,193 common stock for related party payment of interest and exercise of warrants	7,193	7	11,502	-	11,509

Return of 25,000 common stock for cancellation from related party	(25,000)	(25)	-	(62,475)	(62,500)

Return of 229,000 common stock for cancellation from unaffiliated investors related to the exchange of oil and gas properties	(229,000)	(229)	-	(572,271)	(572,500)

Issued 184,072 common stock in exchange for convertible preferred stock redemption (see NOTE 11 PREFERRED STOCK)	184,072	184	389,331	-	389,515

Exercised 143,213 common stock warrants	143,213	143	228,998	-	229,141

Issued 1,017,301 common stock warrants (see NOTE 13 WARRANTS TO PURCHASE COMMON STOCK)	-	-	448,096	-	448,096

Net loss for the year	-	-	-	(7,993,196)	(7,993,196)

Balance - December 31, 2012	32,518,192	$32,518	$45,147,563	$(31,179,408)	$14,000,673

The accompanying notes are an integral part of these consolidated financial statements.

RICHFIELD OIL & GAS COMPANY

 Consolidated Statement of Stockholders' Equity

For the Years Ended December 31, 2013 and 2012

	Common Stock
			Additional		Total
			Paid-In	Accumulated	Stockholders'
	Shares	Par	Capital	Deficit	Equity
Balance - December 31, 2012	32,518,192	$32,518	$45,147,563	$(31,179,408)	$14,000,673

Sale of 1,166,750 common stock and 765,375 warrants for cash	1,166,750	1,167	1,067,833	-	1,069,000

Issued 10,000 common stock as partial payment on purchase of new leases	10,000	10	8,490	-	8,500

Issued 1,102,064 common stock and 21,250 warrants for creditors, consultants, directors, officers, and other employees outstanding payables	1,102,064	1,102	888,730	-	889,832

Issued 561,307 common stock for consultants and directors compensation	561,307	561	345,031	-	345,592

Return of 25,626 common stock for cancellation from unaffiliated investors related to the sale of oil and gas properties	(25,626)	(25)	-	(25,599)	(25,624)

Issued 4,512,874 common stock for payment of debt, interest, and extension and conversion incentives.	4,512,874	4,513	2,604,263	-	2,608,776

Issued 59,644 common stock per ratchet provision on agreement	61,209	61	56,600	-	56,661

Issued 525,000 warrants for consultants compensation	-	-	49,475	-	49,475

Issued 3,139,853 warrants with debt as a debt discount, for reduction of debt, and sale of ORRI	-	-	557,481	-	557,481

Record derivative liability for stock issued for cash	-	-	(344,572)	-	(344,572)

Adjustment for repricing and modification of warrants	-	-	184,477	-	184,477

Employee stock option amortization	-	-	795,009	-	795,009

Net loss for the year	-	-	-	(6,799,584)	(6,799,584)

Balance - December 31, 2013	39,906,770	$39,907	$51,360,380	$(38,004,591)	$13,395,696

The accompanying notes are an integral part of these consolidated financial statements.

 RICHFIELD OIL & GAS COMPANY

 Condensed Consolidated Statements of Cash Flows

 For the Years Ended December 31, 2013 and 2012

	Years Ended
	December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(6,799,584)	$(7,993,196)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depletion, depreciation, amortization and accretion	382,690	261,739
Asset retirement obligation release on plugged wells	(39,000)	-
Gain on settlement of liabilities	(30,367)	(20,769)
Accrued interest income	-	(299,812)
Loss on extinguishment of debt	1,103,702	-
Gain on derivative liability	(756,776)	-
Capitalized interest on notes payable	16,317	91,100
Amortization of pre-paid interest	6,164	115,256
Lease expirations	182,032	25,293
Gain on sale of assets	(105,106)	(471,392)
Amortization of debt discounts	218,309	220,552
Issuance of common stock, options and warrants for services and other expenses	1,627,611	3,694,628

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivables	128,649	(249,065)
Decrease (increase) in deposits and prepaid expenses	273,906	54,384
Decrease (increase) in other assets	-	(119,421)
Increase (decrease) in accounts payable	51,701	663,890
Increase (decrease) in accrued expenses and other payables	2,745,718	571,218
Increase (decrease) in due to directors	-	(27,934)
Increase (decrease) in due to related parties	-	(43,307)
Net cash used in operating activities	(994,034)	(3,526,836)

Cash flows from investing activities:
Investment in oil and gas properties, including wells and related equipment	(1,478,594)	(2,202,128)
Investment in other properties and equipment	-	(38,597)
Proceeds from sale of assets	467,200	2,307,404
Net cash provided by (used in) investing activities	(1,011,394)	66,679

Cash flows from financing activities:
Proceeds from notes and convertible notes payable	1,921,811	754,276
Payments on notes and convertible notes payable	(1,004,798)	(721,303)
Restricted cash for settlement of note and litigation (see NOTE 19 LEGAL PROCEEDINGS)	(153,348)	-
Proceeds from related party notes payable	-	111,319
Payments on related party notes payable	-	(337,713)
Payments on capital lease obligation	(60,233)	(35,479)
Proceeds from issuance of convertible preferred stock	-	285,000
Proceeds from issuance of warrants	7,378	296,520
Proceeds from issuance of common stock - net of issuance costs	1,069,000	3,356,393
Net cash provided by financing activities	1,779,810	3,709,013

Net increase (decrease) in cash and cash equivalents	(225,618)	248,856

Cash and cash equivalents - beginning of period	286,013	37,157

Cash and cash equivalents - end of period	$60,395	$286,013

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$64,290	$463,409
Cash paid during the period for income taxes	$1,567	$400

Non-cash financing and investing activities:
Redemption of preferred stock and payment of preferred stock dividends
through issuance of common stock	$-	$389,515
Purchase of oil and gas properties and conversion of JIB receivables billed to
working interest holders through issuance of common stock and warrants	$8,500	$4,961,148
Capitalized oil and gas properties included in accounts payable	$951,700	$-
Purchase of properties through exchange of property and reduction of payables and notes payable	$71,332	$779,000
Sale of oil and gas properties for return of common stock	$45,625	$572,500
Cancellation of lease in full satisfaction of accounts payable	$-	$180,000
Conversion of pre-paid expenses, payables, and notes payable through issuance
of common stock and warrants	$3,351,610	$1,793,551
Conversion of accounts payable through issuance of note payable	$21,000	$186,229
Capitalized accrued interest on notes payable	$-	$70,789
Derivative liability on common stock issued	$344,572	$-
Conversion of notes payable through issuance of convertible notes payable	$-	$1,328,000
Conversion of convertible notes payable through issuance of notes payable	$-	$1,117,500
Amortization of plugged wells	$41,766	$-
Capitalized Leased Equipment	$179,796
Capitalized asset retirement obligations	$57,021	$144,287
Write down of asset retirement obligation on sold properties	$67,115	$-

The accompanying notes are an integral part of these consolidated financial statements.

RICHFIELD OIL & GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

NOTE 2     GOING CONCERN

The Company’s consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations causing negative working capital, in that current liabilities exceed current assets, and the Company has negative operating cash flows, which raise substantial doubt about the Company’s ability to continue as a going concern. The Company sustained a net loss for the year ended December 31, 2013 of $6,799,584 and a net loss for the year ended December 31, 2012 of $7,993,196, and has an accumulated deficit of $38,004,591 as of December 31, 2013.

The Company intends to make its planned capital expenditures in order to continue its drilling programs, but does not have sufficient realized revenues or operating cash flows in order to finance these activities internally. As a result, the Company intends to seek financing in order to fund its working capital and capital expenditure needs.

The Company has been able to meet its short-term needs through loans from officers and third parties; sales of working interest in its oil and gas properties; private placements of equity securities; and the settlement of liabilities by issuing common stock.  The Company may seek additional funding through sales of working interest in its oil and gas properties; the issuance of debt; preferred stock; common stock; or a combination of these items. Any proceeds received from these items could provide the needed funds for continued operations and drilling programs. The Company can provide no assurance that it will be able to obtain sufficient additional financing that it needs to develop its properties and alleviate doubt about its ability to continue as a going concern. If the Company is able to obtain sufficient additional financing proceeds, the Company cannot be certain that this additional financing will be available on acceptable terms, if at all. To the extent the Company raises additional funds by issuing equity securities, the Company’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RICHFIELD OIL & GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 3     SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

Principles of Consolidation and Presentation

The Company was incorporated in Nevada on April 8, 2011. Contemporaneously with the incorporation, the Company merged with its predecessor company, HPI. In connection with the HPI Merger, HPI was merged out of existence and the Company assumed all of the assets and liabilities of HPI. As a result, the Company’s historical financial statements are a continuation of the financial statements of HPI. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, HEGINC, HOPIN, HR Land, HOI KS and HOI UT. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Accounts Receivable

Trade accounts receivable are primarily from oil and natural gas sales and net amounts due from Joint Interest Billings (“JIBs”) from working interest holders in the Company’s oil and gas properties in which we are the operator. These trade accounts receivables are recorded at the invoiced amount, net of allowances for doubtful amounts. The Company routinely reviews outstanding accounts receivable balances for estimated uncollectible accounts and regularly reviews collectability and establishes or adjusts the allowances for doubtful accounts receivables using the specific identification method and records a reserve for amounts not expected to be fully recovered. Actual balances are not applied against the reserve until substantially all collection efforts have been exhausted. At December 31, 2013 and 2012, the Company had no allowance for doubtful accounts.

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

RICHFIELD OIL & GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Oil and gas properties are reviewed for impairment when facts and circumstances indicate that their carrying value may not be recoverable. The Company compares net capitalized costs of proved oil and gas properties to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. These future price scenarios reflect the Company’s estimation of future price volatility. If net capitalized costs exceed estimated undiscounted future net cash flows, the measurement of impairment is based on estimated fair value, using estimated discounted future net cash flows based on management’s expectations of future oil and natural gas prices. The Company did record an impairment allowance for expiring leaseholds on proven properties for the year ended December 31, 2013. The Company recorded no impairment allowance on proven properties for the year ended December 31, 2012.

Unproven properties that are individually significant are assessed for impairment and if considered impaired are charged to expense when such impairment is deemed to have occurred. We perform periodic assessment of individually significant unproved crude oil and gas properties for impairment on a quarterly basis and we would recognize a loss at the time if there was an impairment by providing an impairment allowance. In determining whether a significant unproved property is impaired we consider numerous factors including, but not limited to, current exploration plans, favorable or unfavorable exploratory activity on adjacent leaseholds, our management and geologists’ evaluation of the lease, and the remaining months in the lease term. As of December 31, 2013 and 2012, the Company does not have unproved properties whose acquisition costs are not significant. Thus, all unproven properties were assessed for impairment and the Company recorded an impairment allowance for expiring leases for the years ended December 31, 2013 and 2012.

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

RICHFIELD OIL & GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Revenue Recognition

Revenue from the sale of crude oil, natural gas and natural gas liquids is recorded when the significant risks and rewards of ownership of the product is transferred to the buyer, which is usually when legal title passes to the external party. For crude oil and natural gas liquids delivery generally occurs upon pick up at the field tank battery and for natural gas delivery occurs at the pipeline delivery point. Revenue is not recognized for the production in tanks, or oil in pipelines that has not been delivered to the purchaser.  Revenue is measured net of discounts and royalties. Royalties and severance taxes are incurred based upon the actual price received from the sales. The Company uses the sales method of accounting for natural gas balancing of natural gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation.  As of December 31, 2013 and 2012, the Company’s natural gas production was in balance, meaning its cumulative portion of natural gas production taken and sold from wells in which it has an interest equaled its entitled interest in natural gas production from those wells.

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

As the Company has incurred losses for the years ended December 31, 2013 and 2012, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculations. As of December 31, 2013 and 2012, there were 11,937,087 and 2,707,898 potentially dilutive shares, respectively.

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

RICHFIELD OIL & GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Impairment

FASB ASC 360 requires long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  There was no impairment identified at December 31, 2013 and 2012.

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

RICHFIELD OIL & GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

On March 30, 2012, the Company acquired a 405 acre lease and lease extension of 1,416 acres for the HUOP Freedom Trend Prospect located in Sanpete County, Utah from an unaffiliated investor, at that time, for a value totaling $383,200 in exchange for the issuance of 153,280 shares of common stock for a value of $383,200, or $2.50 per share. The Company capitalized $289,316 as a result of having a 75.50% working interest and the remaining balance of $93,884 was billed to the other 24.50% HUOP Freedom Trend Prospect working interest holders. On March 31, 2012, this unaffiliated investor, Joseph P. Tate, became a Director of the Company.

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

On October 1, 2012, the Company purchased a 5.00% working interest in the Koelsch Field located in Stafford County, Kansas, from MacKov Investments Limited, a related party, for a value totaling $262,500 in exchange for the issuances of 160,711 shares of common stock. Of these 160,711 shares of common stock, 5,958 shares were valued at $14,895, or $2.50 per share and the remaining 154,753 shares of common stock were issued by exercising warrants held by MacKov with an exercise price of $1.60 per warrant or $247,605. This purchase was made on the same terms as other unaffiliated investor transactions completed in October 2012 (see NOTE 16 RELATED PARTY TRANSACTIONS).

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

RICHFIELD OIL & GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

On October 1, 2012, the Company purchased a 1.00% carried working interest to tanks, a 2.25% working interest BPO and a 1.75% working interest APO in the HPI Liberty #1 Well and a 3.25% working interest BPO and a 2.75% working interest APO in the Liberty Prospect located in Juab County, Utah, from MacKov Investments Limited, a related party, for a value totaling $242,000 in exchange for the issuance of 96,800 shares of common stock valued at $242,000, or $2.50 per share. This purchase was made on the same terms as other unaffiliated investor transactions completed in October 2012 (see NOTE 16 RELATED PARTY TRANSACTIONS).

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

On October 1, 2012, the Company purchased a 0.50% working interest in the deep zones and a 0.25% working interest in the shallow zones of the HUOP Freedom Trend Prospect located in Sanpete County, Utah, from MacKov Investments Limited, a related party, for a value totaling $62,500 in exchange for the issuance of 25,000 shares of common stock valued at $62,500, or $2.50 per share. This purchase was made on the same terms as other Company unaffiliated investor transactions completed in October 2012 (see NOTE 16 RELATED PARTY TRANSACTIONS).

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

Acquisitions for the year ended December 31, 2013

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

RICHFIELD OIL & GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Divestitures for the year ended December 31, 2012

On January 30, 2012, the Company sold a 1.00% working interest in the Moroni #1-AXZH Well and the 320 acres leasehold for cash of $77,561 to an unaffiliated investor.

On February 10, 2012, the Company sold a 0.50% working interest in the Moroni #1-AXZH Well and the 320 acres leasehold for cash of $38,781 to a related party, Zions Energy Corporation. This sale was made on the same terms as the other unaffiliated investor transaction completed in January 2012 (see NOTE 16 RELATED PARTY TRANSACTIONS).

On February 21, 2012, the Company sold a 0.25% working interest in the Moroni #1-AXZH Well and the 320 acres leasehold for cash of $19,390 to a related party, Zions Energy Corporation. This sale was made on the same terms as the other unaffiliated investor party transaction completed in January 2012 (see NOTE 16 RELATED PARTY TRANSACTIONS).

On February 22, 2012, the Company sold a 2.00% working interest in the Koelsch Field, including the requirement to participate in the RFO Koelsch #25-1 Well, for cash of $6,060 to a related party, Zions Energy Corporation. This sale was made on the same terms as other unaffiliated investor transactions completed in December 2011 (see NOTE 16 RELATED PARTY TRANSACTIONS).

On February 22, 2012 the Company sold a 1.50% working interest in the Koelsch Field, including the requirement to participate in the RFO Koelsch #25-1 Well, for cash of $4,545 to a related party, MacKov Investments Limited. This sale was made on the same terms as other unaffiliated investor transactions completed in December 2011 (see NOTE 16 RELATED PARTY TRANSACTIONS).

On February 29, 2012, the Company sold a 0.50% working interest in the Moroni #1-AXZH Well and the 320 acres leasehold for cash of $38,781 to a related party, MacKov Investments Limited. This sale was made on the same terms as the other unaffiliated investor party transaction completed in January 2012 (see NOTE 16 RELATED PARTY TRANSACTIONS).

On March 12, 2012, the Company sold a 1.00% working interest in the Koelsch Field, including the requirement to participate in the RFO Koelsch #25-1 Well, for cash of $3,030 to a related party Zions Energy Corporation. This sale was made on the same terms as other unaffiliated investor transactions completed in January 2012 (see NOTE 16 RELATED PARTY TRANSACTIONS).

On March 14, 2012, the Company sold a 0.25% working interest in the Moroni #1-AXZH Well and the 320 acres leasehold for cash of $19,390 to a related party Zions Energy Corporation. This sale was made on the same terms as the other unaffiliated investor party transaction completed in January 2012 (see NOTE 16 RELATED PARTY TRANSACTIONS).

On March 15, 2012, the Company sold a 1.00% working interest in the Koelsch Field, including the requirement to participate in the RFO Koelsch #25-1 Well, for cash of $3,030 to an unaffiliated investor.

On May 15, 2012, the Company sold a 3.00% carried interest in the first well to be drilled in the shallow zone on the HUOP Freedom Trend Prospect in exchange for $100,000 in cash and a return of a 2.00% working interest in the Moroni #1-AXZH Well and the 320 acre leasehold. There were two parties to this transaction, one was an unaffiliated investor, the other was a related party, Zions Energy Corporation. The Zions Energy Corporation transaction was completed on the same terms as the unaffiliated investor transaction (see NOTE 16 RELATED PARTY TRANSACTIONS).

On May 16, 2012 and May 17, 2012, the Company sold a 21.00% working interest in the Prescott Lease, including the requirement to participate in the RFO Prescott #25-6 Well located in the Koelsch Field and 229,800 warrants to purchase common stock at $2.50 per share for total cash of $619,500 to unaffiliated investors.

RICHFIELD OIL & GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

Divestitures for the year ended December 31, 2013

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

RICHFIELD OIL & GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

In October 2013, the Company sold 51.25% working interest in the Wasatch National Forest #16-15 Well and the surrounding 640 acres to two unaffiliated investors for a total of $512,500 with payments of $112,500 in cash and $400,000 through the extinguishment of Notes Payable.

NOTE 5     NOTES PAYABLE

Notes Payable consists of the following:

	December 31,	December 31,
	2013	2012
Note Payable, interest at 12.0% per annum, monthly payments of $7,500, due October 2013,
secured by a 5.00% working interest in certain HUOP Freedom Trend Prospect leases.	$-	$750,000

Note Payable, interest at 10.0% per annum, monthly payments of $3,200, secured
by a 1.00% working interest in certain HUOP Freedom Trend Prospect leases.	-	366,709

Note Payable, interest at 7.5% per annum, monthly payments of $1,949, due January 2014,
secured by vehicle.	8,496	24,759

Note Payable, interest at 10.0% per annum, monthly payments of $15,000, due June 2014, secured
by a 10.00% working interest in certain HUOP Freedom Trend Prospect leases.	581,327	716,327

Note Payable, interest at 10.0% per annum, monthly payments of $5,000, secured
by a 1.00% working interest in certain HUOP Freedom Trend Prospect leases.	-	87,056

Note Payable, interest at 0.0% per annum, monthly payments of $1,500, due on demand, unsecured.	-	7,380

Note Payable, interest at 8.0% per annum, monthly payments of $10,000, due on demand, unsecured.	94,701	115,879

Note Payable, interest at 10.0% per annum, secured by certain new leases, rights,
and interests in the Central Utah Overthrust Project.	-	250,000

Note Payable, interest at 6.0% per annum, quarterly payments of $50,000, due January 2014, secured
by a 10.00% working interest in the Liberty Prospect.	389,000	589,000

Note Payable, interest at 0.0% per annum, unsecured.	-	190,000

Note Payable, interest at 0.0% per annum, due on demand, unsecured	15,000	-

Note Payable, interest at 10.0% per annum, secured by a 1.00% working interest
in certain HUOP Freedom Trend Prospect leases.	-	65,000

Note Payable, interest at 12.0% per annum, due on demand, secured by a 10.00% working interest
in the Liberty Prospect.	50,000	-

Note Payable, interest at 8.0% per annum, due on demand, secured by a working interest
in certain Kansas leases.	100,000	-

Note Payable, interest at 8.0% per annum, due on demand, secured by a working interest
in certain Kansas leases.	100,000	-

Total Notes Payable	1,338,524	3,162,110
Less: Current Portion (includes demand notes)	(1,338,524)	(1,487,419)
Long-Term Portion	$-	$1,674,691

RICHFIELD OIL & GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Estimated annual future maturities of Notes Payables are as follows:

Years Ended December 31,	Amount
2014	$1,338,524
Thereafter	-
Total	$1,338,524

NOTE 6     CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consists of the following:

	December 31,	December 31,
	2013	2012
Note Payable, interest at 12.0% per annum, due on demand, convertible into common shares of
the Company at a conversion rate of $2.50 per common share, unsecured.	$52,560	$52,560

Note Payable, interest at 10.0% per annum, due on demand, convertible into common shares of the Company at a conversion rate of $2.50 per common share, secured by certain
Kansas Leases and 10.00% working interest in certain Fountain Green Project Leases (see
NOTE 19 LEGAL PROCEEDINGS).	369,090	1,300,000

Note Payable, interest at 10.0% per annum, due March 2014, convertible into common shares of the Company at a conversion rate of $0.60 per common share subject to a ratchet adjustment provision
(see NOTE 12 COMMON STOCK), secured by a working interest in certain Kansas and Wyoming leases.	1,310,000	-

Note Payable, interest at 10.0% per annum, due March 2014, convertible into common shares of the Company at a conversion rate of $0.60 per common share subject to a ratchet adjustment provision
(see NOTE 12 COMMON STOCK), unsecured.	150,000	-

Note Payable, interest at 12.0% per annum, due on demand, convertible into common shares of
the Company at a conversion rate determined by 50% of the weighted average price of the stock		-
during the five trading days immediately preceding the conversion date, secured by a 10.0% working
interest in the Liberty Prospect.	50,000

Note Payable, interest at 12.0% per annum, due on demand, convertible into common shares of
the Company at a conversion rate determined by 50% of the weighted average price of the stock		-
during the five trading days immediately preceding the conversion date, secured by a 10.0% working
interest in the Liberty Prospect.	50,000

Total Convertible Notes Payable	1,981,650	1,352,560
Less: Unamortized Debt Discount	(120,264)	-
Less: Current Portion (includes demand notes)	(1,861,386)	(1,352,560)
Long-Term Portion	$-	$-

Estimated annual future maturities of Convertible Notes Payables are as follows:

Years Ended December 31,	Amount
2014	$1,981,650
Thereafter	-
Total	$1,981,650

RICHFIELD OIL & GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 7    CAPITAL LEASE OBLIGATION

The Company leases certain well equipment under two capital lease agreements.  The term of the first capital lease was for 5 years with monthly payments in the amount of $3,200. The final payment on this lease was made in April 2013. The second lease is for a term of 10 months with monthly payments of $21,000. The final payment on this lease is due in June 2014.  As of December 31, 2013 and 2012, the remaining capital lease obligations were $135,311 and $15,748, respectively.

As of December 31, 2013 and 2012, total well equipment acquired under capital leases was $333,951 and $154,155 and accumulated depreciation was $139,165 and $106,440, respectively.

Estimated annual future maturities of capital leases are as follows:

Years Ended December 31,	Amount
2014	$135,311
Thereafter	-
Total	$135,311

NOTE 8     OPERATING LEASES

The Company leases office space in Salt Lake City, Utah (“Premises Lease”) which consists of approximately 5,482 square feet.  The Company entered into a five year and five month lease agreement effective September 1, 2013. The annualized lease obligations for the 12 month period September 1, 2013 to August 31, 2014 is $67,155 with annualized lease obligations for the subsequent 4 years in the amount of $115,122. The Company has a prepaid security deposit of $11,122.  For the years ended December 31, 2013 and 2012, the Premises Lease payments were $116,708 and $121,401, respectively.

The Company leases a printer, copier and fax machine. The original lease term was for 37 months beginning in March 2010 with month lease payments of $255. The Company entered into a new 36 month lease with new equipment commencing January 2013 with monthly payments of $654. For the years ended December 31, 2013 and 2012 the lease payments were $8,250 and $3,060, respectively.

NOTE 9 OIL AND GAS PROPERTY LEASES

The following table sets forth the oil and gas property lease acreage with an expiration date within the next three years (December 31, 2016). The Company intends to renew or place into production all of these oil and gas property leases prior to their expiration.

	Acreage Expirations
Years Ended December 31,	Gross (1)	Net (2)
2014	5,820	5,192
2015	2,903	2,354
2016	80	72
Total	8,803	7,618

1-	“Gross” means the total number of acres in which we have a working interest.
2-	“Net” means the aggregate of the percentage working interests of the Company.

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

RICHFIELD OIL & GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

The following table summarizes the Company’s asset retirement obligation transactions recorded in accordance with the provisions of FASB ASC 410 during the years ended December 31, 2013 and 2012:

	December 31,
	2013	2012
Beginning asset retirement obligation	$482,157	$350,243
Liabilities incurred for new wells placed into production	17,294	140,876
Liabilities decreased for wells sold or plugged	(106,115)	(14,409)
Accretion of discount on asset retirement obligations	9,012	5,447
Revisions of previous estimates	39,727	-
Ending asset retirement obligations	$442,075	$482,157

NOTE 11 PREFERRED STOCK

As of December 31, 2013 and 2012, the Company had 50,000,000 shares of preferred stock authorized at a par value of $0.001 per share and had no shares of preferred stock issued or outstanding. The Company has 5,000,000 of the 50,000,000 shares of preferred stock authorized at a par value of $0.001 per share designated as “Series A Preferred Stock”.

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

RICHFIELD OIL & GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

NOTE 12     COMMON STOCK

Common Stock Issued During the Year Ended December 31, 2012

The Company issued 1,806,203 shares of common stock to unaffiliated investors for a value of $4,394,148 at a price between $1.60 and $2.50 per share. The issuance of these shares related to purchases of various working interests in oil and gas properties and cancelation of JIBs receivables.

The Company issued 282,511 shares of common stock to a related party for a value of $567,000 at a price between $1.60 and $2.50 per share. The issuance of these shares related to purchases of various working interests in oil and gas properties. (SEE NOTE 16 RELATED PARTY TRANSACTIONS).

The Company issued 1,443,378 shares of common stock to directors, employees, and consultants as compensation for services valued at $3,609,444 at a price between $1.50 and $2.50 per share. The shares issued were fully vested and the value of services was expensed on the day of grant. In addition, the Company granted warrants to purchase up to 650,000 shares of common stock to certain consultants. The warrants have an exercise price between $2.50 and $12.50 that vest over two years from April 2012 and June 2012 and expire between March 2015 and June 2015. The warrants were valued under the Black-Scholes valuation model based on factors that were present at the time the warrants were granted (see NOTE 13 WARRANTS TO PURCHASE COMMON STOCK). These warrants are being expensed over the two year vesting periods.

The Company issued 1,335,277 shares of common stock to unaffiliated investors for cash of $3,127,252 at a price between $1.60 and $2.50 per share. In addition, the company granted warrants to purchase up to 935,196 shares of common stock with an exercise price between $2.50 and $5.00 per share and expire between January 2013 and July 2015.

RICHFIELD OIL & GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

The Company issued 77,950 shares of common stock to an unaffiliated investor and a creditor for a value of $194,875 or $2.50 per share. These shares were issued as negotiated payments for settlement of outstanding obligations including accrued interest.

The Company issued 403,650 shares of common stock valued at $949,932 at a price between $1.60 and $2.50 per share to various noteholders pursuant to the exercising of their rights to convert certain notes payable and the prepayment of interest on a note payable.

The Company issued 7,193 shares of common stock to a related party, related to the exercise of warrants in settlement of interest outstanding on a note payable. The exercise price was $11,509 or $1.60 per share (see NOTE 16 RELATED PARTY TRANSACTIONS).

A former officer and director of the Company, voluntarily agreed to return to the Company, 25,000 shares of the Company’s common stock valued at $62,500 or $2.50 per share, to offset a portion of the independent audit fees recently incurred by the Company to complete the 2010 audit of Freedom, which was required by Rule 8-04 of Regulation S-X of the Exchange Act.

The Company received 229,000 shares of common stock from an entity and one of our shareholders valued at $572,500 or $2.50 as partial payment for the sale of certain working interests in oil and gas properties. The shares were returned to the Company and subsequently cancelled.

The Company issued 184,072 shares of common stock valued at $389,515 or $2.12 per share to five unaffiliated investors, relating to our redemption and conversion of all 285,000 shares of preferred stock that were outstanding, together with accrued preferred stock dividends totaling $9,515, at a conversion rate of $1.60 per share.

Unaffiliated investors and a related party assigned warrants to purchase 143,213 shares of our common stock to several unaffiliated investors and a related party for a total cash consideration of $28,642 or $0.20 per warrant. These warrants were then exercised to purchase 143,213 shares of our common stock for a total cash consideration of $229,141 or $1.60 per share (see NOTE 16 RELATED PARTY TRANSACTIONS).

Common Stock Issued During the Year Ended December 31, 2013

The Company issued 1,166,750 shares of common stock to unaffiliated investors and one director for cash of $1,069,000 at a price between $0.80 and $2.50 per share. In addition, the Company granted warrants to purchase up to 765,375 shares of common stock with an exercise price between $0.50 and $2.50 per share that expire between April 2013 and June 2014. Subsequent to the original issuance, warrants that were granted with an exercise price of $2.50 per share were repriced to $1.00 per share and warrants that expired in April 2013 were extended to December 2013 (see NOTE 13 WARRANTS TO PURCHASE COMMON STOCK and NOTE 16 RELATED PARTY TRANSACTIONS).

The Company issued 4,512,874 shares of common stock to unaffiliated debt holders at a negotiated and contract price between $0.12 and $2.50 per share for the extinguishment, reduction or settlement of notes payable, accrued interest, extension and conversion incentives, and issuance of new debt. The fair value of these shares at the time of issuance was $2,633,407. In addition, the Company granted warrants to purchase up to 3,044,853 shares of common stock with an exercise price at $1.00 that expire between April 2014 and December 2014.

The Company issued 10,000 shares of common stock at a negotiated price of $0.80 per share as partial consideration for the purchase of two leases in the HUOP Freedom Trend Project. The fair value of these shares at the time of purchase was $8,500.

The Company issued 1,102,064 shares of common stock at a negotiated settlement price between $0.80 and $2.50 per share to creditors, consultants, directors, officers and other employees as payment for outstanding payables. The fair value of the shares at the time of conversion was $889,832. In addition, the Company granted warrants to certain consultants to purchase up to 21,250 shares of common stock with an exercise price of $1.00 that expire in June 2014.

RICHFIELD OIL & GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

The Company issued 561,307 shares of common stock at a negotiated price between $0.25 and $2.50 per share to consultants and directors as compensation for services. The shares issued were fully vested and the fair value of the shares issued in the amount of $345,592 was expensed on the date of grant.

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

The Company has 5,039,758 shares of common stock outstanding which were issued pursuant to written subscription agreements. As part of the agreements, a ratchet provision was included that in the event the Company sells shares of common stock or convertible securities at any time prior to December 31, 2013 at a price per share less than the respective subscription price of $0.60 to $0.80 per share, the Company contractually agrees to issue an additional amount of shares of common stock to make the effective price of the shares of common stock equal to the price per share of common stock that were sold for less than the subscription price.

These ratchet provisions are accounted for under the provisions of FASB ASC 815 which dictate the provisions to be accounted as embedded derivatives. These standards require the Company to determine the fair value of the ratchet provision and record a corresponding derivative liability in the financial statements. (See NOTE 17 FAIR VALUE). As of December 31, 2013, the Company is required to issue 816,200 shares of common stock under the terms of the ratchet provision. The Company issued shares of common stock pursuant to the ratchet provision in January 2014 (See NOTE 20 SUBSEQUENT EVENTS).

Treasury Stock

As of December 31, 2013 the Company had no shares of common stock held as treasury stock. During the year ended December 31, 2013 the Company acquired 25,626 shares of common stock valued at $25,626 or $1.00 per share. The Company retired all 25,626 shares during the year ended December 31 2013. During the year ended December 31, 2012 the Company acquired 254,000 shares of common stock valued at $635,000 or $2.50 per share. The Company retired all 254,000 shares during the year ended December 31, 2012. The Company accounts for treasury stock using the cost method.

NOTE 13     WARRANTS TO PURCHASE COMMON STOCK

As of December 31, 2013 and December 31, 2012, there were 5,361,587 and 2,166,874 warrants to purchase shares of common stock outstanding and fully vested, respectively. During the years ended December 31, 2013 and 2012, warrants totaling 4,451,478 and 2,037,497 for shares of common stock were granted.

During the year ended December 31, 2013, certain previously issued warrants with an exercise price between $1.00 and $5.00 and an expiration date between April 2013 and January 2014 were modified to an exercise price between $0.50 and $1.00 and an expiration date of June 2014. The fair value of the modification in the amount of $184,477 was expensed.

Of the total warrants granted during the year ended December 31, 2013, 765,375 warrants were granted in conjunction with private placements of common stock for cash proceeds (see NOTE 12 COMMON STOCK) that have an exercise price of between $0.50 and $2.50 per share and expire between December 2013 and June 2014.

RICHFIELD OIL & GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

The remaining 3,686,103 and 1,017,301 warrants granted during the years ended December 31, 2013 and 2012, respectively, were issued in conjunction with issuance and extinguishment of certain debt, payment for services, property purchased from the Company and issuance of preferred stock. These transactions are accounted for by the Company under the provisions of FASB ASC 470 and FASB ASC 505. These standards require the Company to record an expense associated with the fair value of stock-based payments.  The Company uses the Black-Scholes option valuation model to calculate the fair value of stock-based payments at the date of grant.  Warrant pricing models require the input of highly subjective assumptions, including the expected price volatility.  For warrants granted, the Company used a variety of comparable and peer companies as well as its own stock trading history to determine the expected volatility.  The Company believes that when its own stock trading history did not exist, the use of peer company data fairly represented the expected volatility it would experience if the Company were actively publicly traded in the oil and gas industry over the contractual term of the warrants. Changes in these assumptions can materially affect the fair value estimate.

During the year ended December 31, 2013, the Company has determined the fair value of the 3,686,103 warrants granted to be $632,651, of which $617,276 has been expensed as of December 31, 2013. The remaining $15,375 will be expensed in future periods.

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

The following is the weighted average of the assumptions used in calculating the fair value of the warrants granted during the year using the Black-Scholes model:

	Years Ended December 31,
	2013	2012
Fair market value	$0.63	$2.46
Exercise price	$1.00	$5.83

Risk free rates	0.12%	0.36%
Dividend yield	0.00%	0.00%
Expected volatility	112.51%	72.96%
Contractual term	1.00 Year	2.89 Years

The weighted-average fair market value at the date of grant for warrants granted are as follows:

Fair value per warrant	$0.1716	$0.7397
Total warrants granted	3,686,103	1,017,301
Total fair value of warrants granted	$632,651	$752,503

			Weighted-
			Average
		Weighted	Remainder
		Average	Contractual
	Warrants	Exercise Price	Term in Year
As of December 31, 2012:
Warrants outstanding as of January 1, 2012	1,269,693	$2.22	1.38
Granted	2,037,497	$4.84	1.90
Exercised	(440,003)	$(1.60)	-
Expired/Forfeited	(700,313)	$(7.14)	-
Warrants outstanding as of December 31, 2012	2,166,874	$3.22	1.32
As of December 31, 2013:
Warrants outstanding as of January 1, 2013	2,166,874	$3.22	1.32
Granted	4,451,478	$1.00	1.00
Exercised	-	$-	-
Expired	(1,256,765)	$(2.13)	-
Warrants outstanding as of December 31, 2013	5,361,587	$1.27	0.63

RICHFIELD OIL & GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 14     EMPLOYEE STOCK OPTIONS

In May 2013, the Company announced the appointment of Alan D. Gaines as Chairman of the Board of Directors and as part of his compensation package, the Company awarded Mr. Gaines 3,500,000 common stock options with an exercise price of $1.00 and which expire in May 2020. The options vest 50% upon the earlier of six months or the Company obtaining funding in excess of $3 million, 25% after one year and 25% after two years. The Company accounts for employee stock options according to FASB ASC 718 which requires the Company to calculate the fair value of the stock option on the date of grant and amortize over the vesting period of the options.

The following are the assumptions used in calculating the fair value of the options granted on May 6, 2013 using the Black-Scholes model:

Fair market value	$0.90
Exercise price	$1.00
Risk free rate	0.11%
Dividend yield	0.00%
Expected volatility	71.29%
Expected life	4.08 Years

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

The following table summarizes the Company’s total option activity for the year ended December 31, 2013:

	Options	Exercise Price	Remaining Term in Years
Options outstanding as of December 31, 2012	-	-	-
Granted	3,500,000	$1.00	7.00
Exercised	-	-	-
Forfeited/Expired	-	-	-
Options outstanding as of December 31, 2013	3,500,000	$1.00	6.35

Outstanding and exercisable stock options as of December 31, 2013 are as follows:

Options Outstanding			Options Exercisable
Number of Options Outstanding	Remaining Life (Years)	Exercise Price	Number of Options Exercisable	Exercise Price
3,500,000	6.35	$1.00	1,750,000	$1.00

RICHFIELD OIL & GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

The estimated fair value of the Company stock options, less expected forfeitures, is amortized over the options vesting period on the straight-line basis. The Company recognized the following equity-based compensation expenses during the year ended December 31, 2013:

Year Ended
December 31, 2013
Stock based compensation expense	$795,009
Income tax benefit recognized related to stock-based compensation	-
Income tax benefit realized from the exercising and vesting of options	-

As of December 31, 2013, there was $795,009 of total unrecognized compensation cost with a remaining vesting period of 1.35 years.

As of December 31, 2013, the intrinsic value of outstanding and vested stock options was as follows:

December 31, 2013
Intrinsic value – options outstanding	-
Intrinsic value – options exercisable	-
Intrinsic value – options exercised	-

NOTE 15     INCOME TAXES

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

The income tax expense for the years ended December 31, 2013 and 2012 consists of the following:

	2013	2012
Current income taxes	$1,567	$400
Deferred income taxes	-	-
Provision for income taxes	$1,567	$400

The following is a reconciliation of the reported amount of income tax expense (benefit) for the years ended December 31, 2013 and 2012 to the amount of income tax expenses that would result from applying the statutory rate to pretax income.

Reconciliation of reported amount of income tax expense for the years ended December 31, 2013 and 2012 consists of the following:

	2013	2012
Income (Loss) before taxes and net operating loss	$(6,798,017)	$(7,992,796)
Federal statutory rate	@34%	@34%
Taxes (benefit) computed at federal statutory rates	(2,311,326)	(2,717,550)
State taxes (benefit), net of federal taxes	(224,334)	(263,362)
Effects of:
Share-based compensation	314,993	4,683,347
Other permanent differences	585,496	126,844
Freedom acquisition	-	567,707
Increase (decrease) in valuation allowance	1,636,738	(2,396,586)

Reported Expense	$1,567	$400

RICHFIELD OIL & GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

At December 31, 2013 and 2012, the Company has net operating loss carry forwards for Federal income tax purposes of $28,725,339 and $22,546,058, respectively, which expire in varying amounts during the tax years 2017 through 2033. As a result of the Freedom acquisition in 2011 and the corresponding change in ownership, approximately $7,439,758 of the Company’s federal NOL’s are subject to a Section 382 limitation resulting in possible limitations on the future use of these net operating loss carry forwards.

The components of the Company’s deferred tax assets for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred tax assets
Current:
Accrued payroll	$138,825	$256,057
Current	138,825	256,057

Non-current:
Net operating loss carry forwards (NOLs)	10,714,551	8,409,680
Fixed assets	(257,081)	(125,479)
Oil & gas properties	(3,229,857)	(2,939,716)
Other	7,624	136,781
Non-current	7,235,237	5,481,266

Total deferred tax assets	7,374,062	5,737,323
Less: valuation allowance	(7,374,062)	(5,737,323)
Net deferred tax asset	$-	$-

To date, the Company has generated operating losses. As a result the Company has recorded a full valuation allowance against its net deferred tax assets as of December 31, 2013 and 2012. The change in the valuation allowance for the years ended December 31, 2013 and 2012 was $1,636,739 and ($2,396,586), respectively.

Under FASB ASC 740, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement.  Unrecognized tax benefits are tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2013 and 2012, the Company has no liabilities for unrecognized tax benefits.

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the years ended December 31, 2013, and 2012, the Company did not recognize any interest or penalties in its consolidated statement of operations, nor did it have any interest or penalties accrued in its consolidated balance sheet at December 31, 2013 and 2012 relating to unrecognized tax benefits.

The tax years 2013, 2012, 2011, 2010, 2009 and 2008 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject. In addition, due to the fact the Company merged with Freedom, Freedom’s tax returns, prior to the merger, for years 2004 to 2011 also remain open.

NOTE 16     RELATED PARTY TRANSACTIONS

Certain Relationships and Related Transactions

RICHFIELD OIL & GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

A.	Douglas C. Hewitt, Sr., President, Chief Executive Officer and Director

Affiliates of Douglas C. Hewitt, Sr., our President and Chief Executive Officer and one of our Directors, have entered into a variety of transactions with Richfield as described below.

The D. Mack Trust

Mr. Hewitt is the sole beneficiary of The D. Mack Trust, an irrevocable trust established by Mr. Hewitt on May 15, 2009.

•	As of March 31, 2014, the D. Mack Trust had ORRIs ranging from 0.50% to 3.625% in 1,636 net acres leased by Richfield in Kansas and Oklahoma, all of which were in place prior to January 1, 2012 or were purchased from MacKov in November 2012 (as described in further detail below).

The D. Mack Trust received $23,284 and $12,489 in royalties in 2013 and 2012, respectively, from the overriding royalty interests described above.

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

Prior to January 1, 2012, Mountain Home obtained the overriding royalty interests in conjunction with the establishment of the Utah Overthrust Agreement and the Liberty Prospect Agreement. No oil or natural gas has been extracted from the HUOP Freedom Trend Prospect or the HPI Liberty #1 Well and Liberty Prospect and therefore no royalties have been paid on those prospects.

Zions Energy Corporation

Zions Energy Corporation, a Utah corporation (“Zions”), is a wholly-owned subsidiary of Mountain Home and was affiliated with Mr. Hewitt by virtue of his beneficial interest in Mountain Home. Mr. Hewitt’s beneficial interest in Zions terminated concurrently with the termination of his affiliation with Mountain Home.

Richfield participated in the following transactions with Zions in 2012:

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

RICHFIELD OIL & GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

During 2012, Zions received $4,662 in revenues from oil sales from our Koelsch Field.

B.	Glenn G. MacNeil, Chief Financial Officer and Director

Glenn G MacNeil, our Chief Financial Officer and one of our Directors, along with his spouse, owns 100% of the ownership interests in MacKov Investments Limited, an Ontario, Canada incorporated private company (“MacKov”).

Richfield participated in the following transactions with MacKov between January 1, 2012 and March 31, 2014:

•	In November 2012, MacKov sold ORRIs ranging from 0.25% to 2.25% in 1,127 net acres of oil and natural gas properties located in Kansas to the D. Mack Trust and one unaffiliated investor;
•	In February 2012, MacKov purchased a 1.50% working interest in the Koelsch Field from Richfield for cash of $4,545. In October 2012, MacKov sold all of its 5.00% working interest in the Koelsch Field to Richfield for $262,500. The consideration consisted of MacKov exercising 154,753 outstanding warrants to purchase 154,753 shares of our common stock valued at $247,605 or $1.60 per share and our issuance of 5,958 shares of our common stock valued at $14,895 or $2.50 per share. Each of these transactions were completed on the same terms as other independent third-party transactions in the Koelsch Field at or around the time of the transaction;
•	In October 2012, MacKov sold all of its 1.00% carried working interest BPO and APO in the HPI Liberty #1 Well, its 1.00% working interest BPO and APO in the Liberty Prospect, its 2.25% working interest BPO and 1.75% working interest APO in the HPI Liberty #1 Well and Liberty Prospect to Richfield in exchange for 96,800 shares of common stock, valued at $242,000 or $2.50 per share. Each of these transactions were completed on the same terms as our other independent third-party transactions at or around the time of the transactions;
•	In October 2012, MacKov sold all of its 0.50% working interest in the deep zones and its 0.25% working interest in the shallow zones of the HUOP Freedom Trend Prospect to Richfield in exchange for 25,000 shares of common stock, valued at $62,500 or $2.50 per share. Each of these transactions were completed on the same terms as our other independent third-party transactions at or around the time of the transaction;
•	In February 2012, MacKov purchased a 0.50% working interest in the Moroni #1-AXZH Well and the 320 acre leasehold from Richfield for cash of $38,781. This purchase was made on the same terms as other independent third-party transactions in the Independence Field that were completed at or around the time of the transaction. On June 30, 2012, in connection with our sale to Skyline Oil, MacKov sold its 0.50% working interest in the Moroni #1-AXZH Well and the surrounding 320 acres to Skyline Oil;
•	On June 30, 2012, MacKov settled a short term loan in the amount of $217,050 along with $82,172 of interest for a total of $299,222 for consideration consisting of a payment from Richfield to MacKov of $287,713 in cash and MacKov’s election to exercise warrants to purchase 7,193 shares of common stock at an exercise price of $11,509 or $1.60 per share. Each of these transactions were completed on the same terms as our other independent third-party loan transactions at or around the time of the transaction;
•	In November 2012, MacKov granted a demand loan to Richfield in the amount of $65,000 with interest accruing at 10.0% per annum, secured by a 1% working interest in certain HUOP Freedom Trend Prospect leases (the “MacKov Demand Note”). On December 31, 2012, the Company paid all accrued interest under the MacKov Demand Note, in the amount of $727 and the principle was transferred to an independent third party.

As of December 31, 2013, MacKov has no working interests or ORRIs in oil or natural gas properties that we control or in which we own an interest and MacKov has no warrants outstanding to purchase our common stock.

RICHFIELD OIL & GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

For the years ended December 31, 2013 and 2012, MacKov received $0 and $12,642, respectively, in royalties relating to ORRIs and oil sales from working interest from Kansas leases including the Koelsch Field that were previously owned by MacKov.

C.	Joseph P. Tate, a Director

Joseph P. Tate became one of our directors effective March 31, 2012. Mr. Tate has entered into the following transactions with Richfield between January 1, 2012 and December 31, 2013:

•	Mr. Tate is a beneficial owner of land within the HUOP Freedom Trend Prospect. The Company has entered into two oil and natural gas leases with Mr. Tate totaling 1,816 acres (the “Tate Leases”). The Tate Leases consist of i) a new lease the Company entered into in March 2012 relating to 400 acres, for $100,000; and ii) the renewal of an existing lease the Company entered into on March 2012 for a five-year term relating to 1,416 acres, for $283,200. The total amount of $383,200 was paid to Mr. Tate through the issuance of 153,280 shares of common stock, valued at $2.50 per share. Pursuant to the terms of each Tate Lease, Mr. Tate is entitled to 12.50% landowner royalty-interest revenues relating to hydrocarbons produced by Richfield relating to each of the Tate Leases (See NOTE 20 SUBSEQUENT EVENTS for new lease agreement). No oil or natural gas has been extracted from the HUOP Freedom Trend Prospect and therefore the Company has not paid Mr. Tate any landowner royalties with respect to the Tate Leases;
•	In March 2012, Mr. Tate and Richfield agreed to the repayment of a $100,000 outstanding payable, including interest of $18,000, through the issuance of 47,200 shares of common stock, valued at $118,000, or $2.50 per share.
•	In October 2012, MacKov assigned warrants to purchase 88,057 shares of common stock to Joseph P. Tate and several unaffiliated investors for total cash consideration of $17,611, or $0.20 per warrant. Mr. Tate and the other unaffiliated investors then exercised the warrants to purchase 88,057 shares of common stock for total cash consideration of $140,889, or $1.60 per share.
•	In May 2013, Mr. Tate purchased 250,000 shares of common stock of the Company for cash in the amount of $200,000, or $0.80 per share. The shares are subject to a ratchet provision that in the event the Company sells shares of common stock or convertible securities at any time prior to December 31, 2013 at a price per share less than $0.80, the Company shall issue an additional amount of shares of common stock to make the effective price of the shares of common stock equal to the price per share of common stock that were sold for less than $0.80. In addition, the Company granted warrants to Mr. Tate to purchase up to 125,000 shares of common stock with an exercise price of $1.00 that expire in May 2014. In January 2014, 262,821 shares of common stock were issued pursuant to the terms of this provision.

D.	Alan D. Gaines, Chairman of the Board

Alan D. Gaines, Chairman of the Board of Directors, is a party to the following transaction with the Company between January 1, 2012 and December 31, 2013:

•	In May 2013, the Company announced the appointment of Alan D. Gaines as Chairman of the Board of Directors and as part of his compensation package, the Company awarded Mr. Gaines 3,500,000 common stock options with an exercise price of $1.00 and expire in May 2020. The options vest 50% upon the earlier of six months or the Company obtaining funding in excess of $3 million, 25% after one year and 25% after two years. In January 2014, the options were cancelled and 4,908,532 shares of common stock were issued at value of $1,472,560 or $0.30 per share (See NOTE 20 SUBSEQUENT EVENTS).

NOTE 17     FAIR VALUE

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

•	Level one — Quoted market prices in active markets for identical assets or liabilities;

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company has two liabilities measured at fair value, the Company’s asset retirement obligation (See NOTE 10 ASSET RETIREMENT OBLIGATIONS) and a derivative liability in connection with a ratchet provision on certain issuances of the Company’s common stock (see NOTE 12 COMMON STOCK). The Company has no assets that are measured at fair value.

The fair value of the Company’s asset retirement obligations are determined using discounted cash flow methodologies based on inputs that are not readily available in public markets. These estimates are derived from historical costs as well as management’s expectation of future costs environments. As there is no corroborating market activity to support the assumptions used, the Company has designated these liabilities as Level 3. A reconciliation of the beginning and ending balances of the Company’s asset retirement obligation is presented in NOTE 10 ASSET RETIREMENT OBLIGATIONS.

The fair value of the Company’s derivative liability was determined using estimates and assumptions that are not readily available in public markets and has designated this liability as Level 3. As of December 31, 2013 the derivative liability had an estimated fair value of $310,156. The following table presents a reconciliation of the beginning and ending balances of our derivative liability, as of December 31, 2013:

Balance at December 31, 2012	$-
New Derivative Liability	1,066,932
Transfers to (from) Level 3	-
Total (gains)/losses included in earnings	(756,776)
Issuances	-

Balance at December 31, 2013	$310,156

NOTE 18     FINANCIAL INSTRUMENTS AND CONCENTRATION RISKS

The Company’s financial instruments include cash and cash equivalents, accounts receivable and accounts payable. The carrying amount of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of their immediate or short-term maturities.

Substantially all of the Company’s accounts receivable result from oil and natural gas sales or joint interest billings to third parties in the oil and gas industry.  This concentration of customers and joint interest owners may impact the Company’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. As of December 31, 2013, 70% of the accounts receivable balance resulted from three entities.  As of December 31, 2012, 71% of the accounts receivable balances were resulted from two entities.  Historically, the Company has not experienced significant credit losses on such receivables.  There was no bad debt recorded against accounts receivable for the years ended December 31, 2013 and 2012.  The Company cannot ensure that such losses will not be realized in the future.  For the years ended December 31, 2013 and 2012 the percentage of revenues resulting from producing wells in Kansas was 99% and 100%, respectively.

RICHFIELD OIL & GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 19 LEGAL PROCEEDINGS

On February 1, 2012, Nostra Terra Oil & Gas Company (“NTOG”) filed an action against Richfield, Hewitt Petroleum, Inc., Hewitt Energy Group, Inc., and Hewitt Energy Group, LLC in the Twenty-Third Judicial District Court of Russell County, Kansas. The complaint alleges that we defaulted on our repayment obligations under a note and security agreement, dated April 13, 2011, in the principal amount of $1,300,000 and accrued interest at 10% per annum. During 2013 the Company made substantial payments towards the payment of the obligation. On February 14, 2014 the Court entered a final judgment in favor of Nostra Terra Oil and Gas Company and against Richfield Oil & Gas Company and Hewitt Energy Group, Inc. in the sum of $220,849. The Company is in the process of paying the judgment.

On September 30, 2013 Roger Buller filed an action against Richfield Oil & Gas Company in the Twentieth Judicial District Court of Russell County, Kansas. The case was filed based on a claimed failure to pay a Note in full. Richfield contends that the Note has been paid in full by the issuance of Richfield Common Stock which was accepted by Mr. Buller for the payment of the Note. The action requests the sum of $50,386 plus interest. The Company believes that this claim was paid in full in September 2011 and plans on vigorously defending the action.

In February 2014, the Company became aware that on June 6, 2012, United States Fidelity and Guaranty Company filed an action against Douglas C. Hewitt based upon a liability as a guarantor of a plugging bond posted with the Oklahoma Corporation Commission. The Oklahoma Corporation Commission claimed the Bond for plugging a well previously owned by HEGCO Canada and Hewitt Energy Group LLC. Hewitt Petroleum, Inc., the predecessor in interest to Richfield Oil & Gas Company, purchased the assets of Hewitt Energy in January 2009. Pursuant to that purchase Hewitt Petroleum agreed to indemnify Douglas C. Hewitt. The Bond was guaranteed by HEGCO Canada Inc, which has been discharged in Bankruptcy, Douglas C. Hewitt, J. David Gowdy, Rodney Babb, and Nemaha Services. The Company is seeking contribution towards the judgment from Rodney Babb and Nemaha Services. As of March 17, 2014 the Company has paid $1,500 towards the obligation. The total obligation is $30,754.

At a hearing with the Kansas Corporation Commission (“KCC”) on November 21, 2013 the KCC imposed a $10,000 fine against Hewitt Energy Group, Inc., for the failure to bring certain wells into KCC compliance pursuant to an order issued in August 2012. The Company had brought 16 of 23 wells into KCC compliance as of November 21, 2013. At the November 21, 2013 KCC hearing Hewitt Energy Group, Inc., was provided three weeks per well to finalize the last seven wells to be brought into compliance. In February 2014 Hewitt Energy Group, Inc. was granted an additional three weeks due to local weather conditions. As of March 31, 2014 Hewitt Energy Group Inc. has brought four of the last seven wells into compliance. The remaining three wells are required to be completed by May 23, 2014. If the wells are not in compliance by May 23, 2014, Hewitt Energy Group’s operating license may be suspended until the wells are in compliance and Hewitt Energy Group may be fined. The Company is currently working to bring the last three wells into KCC compliance.

Litigation in the Ordinary Course

We have become involved in litigation from time to time relating to claims arising in the ordinary course of our business. We do not believe that the ultimate resolution of such claims would have a material effect on our business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material effect on our business, results of operations, financial condition and cash flows.

RICHFIELD OIL & GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 20     SUBSEQUENT EVENTS

In January 2014, The Company issued 3,969,408 shares of common stock to unaffiliated investors and one director pursuant to a ratchet provision on stock that was previously issued with written subscription agreements (see NOTE 12 COMMON STOCK).The ratchet provision expired on December 31, 2013 with the terms of the provision requiring 816,200 shares of common stock be issued to make the effective price of the original issuances of stock equal to $0.60 per share. However, in January 2014, the Company determined to issue 3,153,208 additional shares to make the effective price of the original issuances of stock equal to $0.39 per share.

In January 2014, The Board of Directors approved the cancellation of 3,500,000 outstanding employee stock options issued to Mr. Alan D. Gaines, our Executive Chairman of the Board of Directors (see NOTE 14 EMPLOYEE STOCK OPTIONS) and the issuance to him of 4,908,532 restricted Company common stock representing 9.9% of the Company’s common shares at the time. The stock was fully vested and the fair value of the shares issued in the amount of $1,472,560 or $0.30 per share was expensed on the date of grant.

In January 2014, the Company issued 200,000 shares of common stock to a director for cash of $50,000 at a price of $0.25 per share. In addition, the Company granted warrants to purchase up to 200,000 shares of common stock with an exercise price of $0.25 per share that expire in July 2014.

In January 2014, The Company consolidated notes payable and other short term advances from and unaffiliated investor in the amount of $2,665,747 into a convertible line of credit with interest at 12% per annum and due on June 30, 2014. Since January 2014, additional advances in the amount of $314,744 have been received.

In January and March 2014, the Company issued 888,598 shares of common stock to unaffiliated debt holders at a contract price between $0.12 and $0.13 per share for the conversion of notes payable, accrued interest, and conversion incentives. The fair value of these shares at the time of issuance was $196,614 or between $0.21 and $0.25 per share.

In February and March 2014, the Company issued 669,167 shares of common stock to consultants as compensation for services. The shares issued were fully vested and the fair value of the shares issued in the amount of $166,799 or between $0.22 and $0.26 per share was expensed on the date of grant.

In March 2014, the Company issued 1,300,000 shares of common stock to unaffiliated investors pursuant to a joint venture agreement to finish the completion of the HPI Liberty #1 Well in the Liberty Prospect. The shares issued were fully vested and the fair value of the shares at the time of issuance was $276,380 or $0.21 per share. In addition, the Company granted warrants to purchase up to 1,300,000 shares of common stock with an exercise price of $0.25 that expire in August 2014.

In March 2014, the Company issued 280,000 shares of common stock to a consultant for a value of $64,400 or $0.23 per share. These shares were issued as a negotiated payment for settlement of an outstanding payable.

In March 2014, the Company issued warrants to purchase up to 600,000 shares of common stock to an existing debt holder as consideration to extend the due date of a note payable to December 31, 2014. The exercise price of the warrants is $0.25 and they expire in March 2015.

In March 2014, the Company consolidated and replaced two expiring oil and gas leases with Joseph P. Tate, a director, and Jenifer M. Tate as Joint Tenants (see NOTE 16 RELATED PARTY TRANSACTIONS), covering a combined 1,823 gross acres in the HUOP Freedom Trend Prospect. The initial bonus for the new lease totals $182,308 and represents a prepayment of all delay rentals for the 10 year primary term commencing April 15, 2014. The initial bonus amount is similar to third party 10 year primary term leases obtained by the company in the HUOP Freedom Trend Prospect during 2013.

RICHFIELD OIL & GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 21     SUPPLEMENTAL OIL AND NATURAL GAS INFORMATION (UNAUDITED)

Oil and Natural Gas Reserves and Related Financial Data

Information with respect to the Company's crude oil and natural gas producing activities is presented in the following tables. Reserve quantities, as well as certain information regarding future production and discounted cash flows, were determined by Pinnacle Energy Services L.L.C. as of December 31, 2013 and 2012, an independent petroleum consultant based on information provided by the Company.

The following table sets forth the aggregate capitalized costs related to oil and natural gas producing activities at December 31, 2013 and 2012.

	2013	2012
Unproved Oil and Gas Properties	$14,095,020	$14,164,053
Proved Oil and Gas Properties	$7,139,663	$6,581,725
Well and Related Equipment	$1,997,913	$1,024,972
Accumulated Depreciation, Depletion, and Amortization, and Valuation Allowances	$(1,224,523)	$(923,083)
Net Capitalized Costs	$22,008,073	$20,847,667

The following table sets forth the costs incurred in oil and gas property acquisition, exploration and development activities for the years ended December 31, 2013 and 2012.

	2013	2012
Acquisition of Properties
Proved	$-	$2,033,125
Unproved	$297,773	$4,368,860
Exploration Costs	$200,244	$764,417
Development Costs	$2,149,872	$1,849,445

The following tables present the Company's independent petroleum consultant’s estimates of our proved oil and natural gas reserves, as of December 31, 2013 and 2012. The Company emphasizes that reserves are approximations and are expected to change as additional information becomes available. Reservoir engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact way and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment.

	Oil (Bbl)	Natural Gas (Mcf)
Net Proved Developed and Undeveloped Reserves at December 31, 2011	675,630	267,400
Revisions of Previous Estimates	572,988	207,369
Improved Recovery	-	-
Purchase of Reserves in Place	254,691	15,760
Extensions, Discoveries and Other Additions	96,440	46,771
Net Production	(10,931)	-
Sale of Reserves in Place	(20,628)	(9,990)
Net Proved Developed and Undeveloped Reserves at December 31, 2012	1,568,190	527,310
Revisions of Previous Estimates	(50,222)	(2,310)
Improved Recovery	-	-
Purchase of Reserves in Place	-	-
Extensions, Discoveries and Other Additions	57,508	-
Net Production	(11,331)	-
Sale of Reserves in Place	(223,145)	-
Net Proved Developed and Undeveloped Reserves at December 31, 2013	1,341,000	525,000

During 2013, several factors impacted our total Net Proved Developed and Undeveloped Reserves by the following:

RICHFIELD OIL & GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

•	We modified the adjusted economic prices from $2.068/MCF for natural gas and $91.05/Bbl for oil in the Perth and South Haven Fields, $88.45/Bbl for oil in all other Kansas properties, and $84.90/Bbl for oil in the Wyoming properties used in our Reserves and Engineering Evaluation, dated January 18, 2013 (our “2012 Pinnacle Reserve Report”), to $2.75/MCF for natural gas and $93.28/Bbl for oil in the Perth and South Haven Fields, $90.68/Bbl for oil in all other Kansas properties, and $87.13/Bbl for oil in the Wyoming properties used in the 2013 Pinnacle Reserve Report. The pricing revisions caused our Net Proved Developed and Undeveloped Reserves to increase by 47 oil MBbls and to increase by 143 natural gas MMcf.

•	We increased the lease operating expenses for our development plan to reflect our historical cost levels which resulted in our Net Proved Developed and Undeveloped Reserves to decrease by 51 oil MBbls and a decrease by 145 natural gas MMcf.

•	We made changes to our two-year development plan, including adding seven new well locations which increased our Net Proved Developed and Undeveloped Reserves by 92 oil MBbls and 33 natural gas MMcf; removing four well locations from our new two-year development plan which decreased our reserves by 51 oil MBbls and 18 natural gas MMcf; and three well locations being moved to probable which decreased our reserves by 88 oil MBbls and 15 natural gas MMcf for a total net decrease of 47 oil MBbls and an decrease of 0 natural gas MMcf.

•	We sold a 60% working interest in the Graham Reservoir Field in Uinta County, Wyoming, which had reserves in place. This sale caused our Net Proved Developed and Undeveloped Reserves to decrease by 233 oil MBbls and by 0 natural gas MMcf.

•	We did recompletion work on an existing wellbore in the South Haven Field to increase Net Proved Developed and Undeveloped Reserves by 57 oil MBbls and 0 natural gas MMcf, through conversion of Probable Reserves into Net Proved Developed and Undeveloped Reserves.

•	Our actual production resulted in a decrease in our total Net Proved Developed and Undeveloped Reserves of 11 oil MBbls. There was no natural gas production.

	Oil (Bbl)	Natural Gas (MCF)
Proved Developed Reserves
Beginning of year 2012	106,060	-
End of year 2012	546,560	118,620

Beginning of year 2013	546,560	118,620
End of year 2013	472,000	103,000

Proved Undeveloped Reserves
Beginning of year 2012	569,570	267,400
End of year 2012	1,021,630	408,690

Beginning of year 2013	1,021,630	408,690
End of year 2013	869,000	421,000

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

Standardized Measure of Discounted Future Net Cash Inflows and Changes Therein

RICHFIELD OIL & GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

Standardized Measure of Discounted Future Net Cash Flows at December 31, 2013 and 2012
	2013	2012
Future Cash Inflows	$124,095,840	$140,043,710
Future Development Costs	(22,309,810)	(26,062,540)
Future Production Costs	(56,390,950)	(59,329,510)
Future Income Tax Expenses	(16,932,365)	(20,385,069)
Future Net Cash Flows	$28,462.715	$34,266,591
10% Annual Discount for Estimated Timing of Cash Flows	(10,356,209)	(12,994,274)
Standardized Measure of Discounted Future Net Cash Flows	$18,106,506	$21,272,317

The following table presents the aggregate change in the standardized measure of discounted future net cash flows for the years ended December 31, 2013 and 2012.

Changes in the Standardized Measure of Discounted Cash Flows for the Years Ended December 31, 2013 and 2012
	2013	2012
Net Change in Sales and Transfer Prices and in Production (Lifting) Costs Related to Future Production	$(4,699,746)	$15,115,402
Changes in Estimated Future Development Costs	3,752,730	(13,914,960)
Sales and Transfers of Oil and Gas Produced During the Period	(774,426)	(952,566)
Net Change Due to Extensions, Discoveries, and Improved Recovery	1,565,304	3,104,457
Net Change Due to Purchases and Sales of Reserves in Place	(5,935,737)	5,341,555
Net Change Due to Revisions in Quantity Estimates	(2,164,844)	11,736,779
Previously Estimated Development Costs Incurred During the Period	2,042,378	1,730,765
Accretion of Discount	(404,174)	(186,278)
Other – Unspecified	-	-
Net Change in Income Taxes	3,452,704	(10,506,966)
Aggregate Change in the Standardized Measure of Discounted Future Net Cash Flows for the Year	$(3,165,811)	$11,468,188

During 2013, there were several factors that affected our Aggregate Change in the Standardized Measure of the Discounted Future Net Cash Flows for the Year. Net Change in Sales and Transfer Prices and in Production (Lifting) Costs Related to Future Production from December 31, 2013 and 2012 are represented by the change in the economic prices and lease operating expenses used in our engineering reports. We modified the adjusted economic prices from $2.068/MCF for natural gas and $91.05/Bbl for oil in the Perth and South Haven Fields, $88.45/Bbl for oil in all other Kansas properties, and $84.90/Bbl for oil in the Wyoming properties used in our Reserves and Engineering Evaluation, dated January 18, 2013 (our “2012 Pinnacle Reserve Report”), to $2.75/MCF for natural gas and $93.28/Bbl for oil in the Perth and South Haven Fields, $90.68/Bbl for oil in all other Kansas properties, and $87.13/Bbl for oil in the Wyoming properties used in the 2013 Pinnacle Reserve Report. In addition, we increased the lease operating expenses to reflect our historical cost levels. Net Change Due to Revisions in Quantity Estimates, and Changes in Estimated Future Development Costs, were affected by a change in our work plan. We made changes to our two-year development plan, including adding seven new well locations, removing four well locations and moved three well locations from proved to probable. Net Change Due to Purchases and Sales of Reserves in Place was affected by the sale of working interest in one property. In addition to these, there were changes in our Standardized Measure of the Discounted Future Net Cash Flow because of our actual development costs and production for the year and associated changes in Income Taxes, Accretion of Discount.

RICHFIELD OIL & GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

	Natural Gas MCF	Oil Bbl
December 31, 2012:
South Haven, Perth and Oklahoma Properties	$2.068	$91.05
All Other Kansas Properties	$2.068	$88.45
Wyoming Properties	$2.068	$84.90
December 31, 2013:
South Haven and Perth Properties	$2.75	$93.28
All Other Kansas Properties	$2.75	$90.68
Wyoming Properties	$2.75	$87.13

Exhibit Index

Exhibit
Number	Description

2.1	Letter Agreement, dated March 4, 2011, between Freedom Oil & Gas, Inc. and Hewitt Petroleum, Inc. (incorporated by reference to Exhibit 2.1 to our registration statement on Form 10-12G filed on December 30, 2011).

2.2	Closing Agreement, dated March 31, 2011, between Freedom Oil & Gas, Inc. and Hewitt Petroleum, Inc. (incorporated by reference to Exhibit 2.2 to our registration statement on Form 10-12G filed on December 30, 2011).

2.3**	Agreement and Plan of Merger between Hewitt Petroleum, Inc. and Richfield Oil & Gas Company, dated March 31, 2011 (incorporated by reference to Exhibit 2.3 to our registration statement on Form 10-12G filed on December 30, 2011).

2.4	Articles of Merger, dated June 16, 2011, by and between Richfield Oil & Gas Company and Freedom Oil & Gas, Inc. (incorporated by reference to Exhibit 2.4 to our registration statement on Form 10-12G filed on December 30, 2011).

3.1	Articles of Incorporation of Richfield Oil & Gas Company, dated March 31, 2011 (incorporated by reference to Exhibit 3.1 to our registration statement on Form 10-12G filed on December 30, 2011).

3.2	Certificate of Amendment of Articles of Incorporation of Richfield Oil & Gas Company, dated October 22, 2012 (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed on October 25, 2012).
3.3	Certificate of Designation (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed on September 10, 2012).

3.4	Amended and Restated By-laws of Richfield Oil & Gas Company, dated April 8, 2011 (incorporated by reference to Exhibit 3.2 to our registration statement on Form 10-12G filed on December 30, 2011).

4.1	Form of Subscription Agreement (including warrant to purchase shares at $0.25 per share) (incorporated by reference to Exhibit 4.1 to our registration statement on Form 10-12G filed on December 30, 2011).

4.2	Form of Subscription Agreement (including warrant to purchase shares at $0.30 per share) (incorporated by reference to Exhibit 4.2 to our registration statement on Form 10-12G filed on December 30, 2011).

4.3	Warrant to Purchase 6,000,000 Shares of Common Stock, Par Value $0.001 Per Share, dated April 13, 2011, granted by Richfield Oil & Gas Company to Nostra Terra Oil & Gas Company, PLC (incorporated by reference to Exhibit 4.3 to our registration statement on Form 10-12G filed on December 30, 2011).

4.4	Convertible Promissory Note, dated February 2, 2009, between Freedom Oil & Gas, Inc. and Quantum Energy & Technologies, LLC (incorporated by reference to Exhibit 4.4 to our registration statement on Form 10-12G filed on December 30, 2011).

4.5	Extension and Restatement of Convertible Promissory Notes, dated March 31, 2011, between Freedom Oil & Gas, Inc. and Quantum Energy & Technologies, LLC (incorporated by reference to Exhibit 4.5 to our registration statement on Form 10-12G filed on December 30, 2011).

4.6	Amendment to Extension and Restatement of Convertible Promissory Notes, dated July 20, 2011, between Freedom Oil & Gas, Inc. and Quantum Energy & Technologies, LLC (incorporated by reference to Exhibit 4.6 to our registration statement on Form 10-12G filed on December 30, 2011).

4.7	Second Amendment to Extension and Restatement of Convertible Promissory Notes, dated September 30, 2011, between Richfield Oil & Gas Company and Quantum Energy & Technologies, LLC (incorporated by reference to Exhibit 4.7 to our registration statement on Form 10-12G filed on December 30, 2011).

4.8	Convertible Promissory Note, dated April 13, 2011, among Hewitt Petroleum, Inc., Hewitt Energy Group, Inc. and Nostra Terra Oil & Gas Company, PLC (incorporated by reference to Exhibit 4.8 to our registration statement on Form 10-12G filed on December 30, 2011).

4.9	Convertible Promissory Note, dated April 29, 2011, between Richfield Oil & Gas Company and MacKov Investments Limited (incorporated by reference to Exhibit 4.9 to our registration statement on Form 10-12G filed on December 30, 2011).

4.10	Amendment to Convertible Promissory Note, dated June 3, 2011, between Richfield Oil & Gas Company and MacKov Investments Limited (incorporated by reference to Exhibit 4.10 to our registration statement on Form 10-12G filed on December 30, 2011).

4.11	Convertible Promissory Note, dated June 14, 2011, between Richfield Oil & Gas Company, MacKov Investments Limited and Peter Lazarevski (incorporated by reference to Exhibit 4.11 to our registration statement on Form 10-12G filed on December 30, 2011).

4.12	Amendment to Convertible Promissory Note, dated June 28, 2011, between Richfield Oil & Gas Company, MacKov Investments Limited and Peter Lazarevski (incorporated by reference to Exhibit 4.12 to our registration statement on Form 10-12G filed on December 30, 2011).

4.13	Second Amendment to Convertible Promissory Note, dated July 18, 2011, between Richfield Oil & Gas Company, MacKov Investments Limited and Peter Lazarevski (incorporated by reference to Exhibit 4.13 to our registration statement on Form 10-12G filed on December 30, 2011).

4.14	Third Amendment to Promissory Note, dated September 28, 2011, between Richfield Oil & Gas Company, MacKov Investments Limited and Peter Lazarevski (incorporated by reference to Exhibit 4.14 to our registration statement on Form 10-12G filed on December 30, 2011).

4.15	Replacement Promissory Note, dated October 20, 2011, between Richfield Oil & Gas Company and MacKov Investments Limited (incorporated by reference to Exhibit 4.15 to our registration statement on Form 10-12G filed on December 30, 2011).

4.16	Promissory Note, dated August 12, 2010, between Hewitt Petroleum, Inc. and Jupiter LP (incorporated by reference to Exhibit 4.16 to our registration statement on Form 10-12G filed on December 30, 2011).

4.17	Amended Promissory Note, dated August 12, 2010, between Hewitt Petroleum, Inc. and Scott West (incorporated by reference to Exhibit 4.17 to our registration statement on Form 10-12G filed on December 30, 2011).

4.18	Lease Financing Agreement, dated October 22, 2010, between Hewitt Petroleum, Inc. and Jupiter LP (incorporated by reference to Exhibit 4.18 to our registration statement on Form 10-12G filed on December 30, 2011).

4.19	Amendment to Convertible Promissory Notes, dated December 15, 2011, between Richfield Oil & Gas Company and Jupiter LP (incorporated by reference to Exhibit 4.19 to our registration statement on Form 10-12G filed on December 30, 2011).

4.20	Promissory Note, dated August 12, 2010, between Hewitt Petroleum, Inc. and Sally West (incorporated by reference to Exhibit 4.20 to our registration statement on Form 10-12G filed on December 30, 2011).

4.21	Convertible Promissory Note, dated July 15, 2011, between Richfield Oil & Gas Company and Bruce Bent (incorporated by reference to Exhibit 4.21 to our registration statement on Form 10-12G filed on December 30, 2011).

4.22	Convertible Promissory Note, dated July 15, 2011, between Richfield Oil & Gas Company and Randy Pilon (incorporated by reference to Exhibit 4.22 to our registration statement on Form 10-12G filed on December 30, 2011).

4.23	Convertible Promissory Note, dated October 11, 2007, between Freedom Oil & Gas, Inc. and David R. Brallier and/or Cheryl P. Brallier, Trustees of the Revocable Trust of David R. Brallier (incorporated by reference to Exhibit 4.23 to our registration statement on Form 10-12G filed on December 30, 2011).

4.24	Amendment to Restated Convertible Promissory Note, dated March 24, 2011, between Freedom Oil & Gas, Inc. and David R. Brallier and/or Cheryl P. Brallier, Trustees of the Revocable Trust of David R. Brallier (incorporated by reference to Exhibit 4.24 to our registration statement on Form 10-12G filed on December 30, 2011).

4.25	Amendment to Restated Convertible Promissory Note, dated December 15, 2011, between Richfield Oil & Gas Company and David R. Brallier and/or Cheryl P. Brallier, Trustees of the Revocable Trust of David R. Brallier (incorporated by reference to Exhibit 4.25 to our registration statement on Form 10-12G filed on December 30, 2011).

4.26	Form of Common Stock Certificate of Richfield Oil & Gas Company (incorporated by reference to Exhibit 4.26 to our registration statement on Form 10-12G filed on December 30, 2011).

4.27	Form of Subscription Agreement (including warrant to purchase shares at $0.50 per share) (incorporated by reference to Exhibit 4.27 to our registration statement on Form 10-12G/A filed on August 17, 2012).

10.1	Operating Agreement, Liberty # 1 Well, Liberty Prospect, dated March 25, 2010, between Hewitt Operating, Inc., as Operator, and the signatory parties thereto, as Non-Operators (incorporated by reference to Exhibit 10.1 to our registration statement on Form 10-12G filed on December 30, 2011).

10.2	Letter Agreement, dated January 26, 2011, between Freedom Oil & Gas, Inc. and Skyline Oil, LLC (incorporated by reference to Exhibit 10.2 to our registration statement on Form 10-12G filed on December 30, 2011).

10.3	Letter Agreement, dated August 31, 2011, between Richfield Oil & Gas Company and Skyline Oil, LLC (incorporated by reference to Exhibit 10.3 to our registration statement on Form 10-12G filed on December 30, 2011).

10.4×	Letter Agreement, dated March 4, 2011, between Hewitt Petroleum, Inc. and Glenn MacNeil (incorporated by reference to Exhibit 10.5 to our registration statement on Form 10-12G filed on December 30, 2011).

10.5×	Letter Agreement re Stock Reconciliation, dated March 28, 2011, between Hewitt Petroleum, Inc. and MacKov Investments Limited (incorporated by reference to Exhibit 10.6 to our registration statement on Form 10-12G filed on December 30, 2011).

10.6×	Letter Agreement re Purchase of Overriding Royalty Interest, dated March 28, 2011, between Hewitt Petroleum, Inc. and MacKov Investments Limited (incorporated by reference to Exhibit 10.7 to our registration statement on Form 10-12G filed on December 30, 2011).

10.7×	Financial Services Agreement, dated April 1, 2011, between Hewitt Petroleum, Inc. and MacKov Investments Limited (incorporated by reference to Exhibit 10.8 to our registration statement on Form 10-12G filed on December 30, 2011).

10.8×	Promissory Note, dated September 7, 2011, between Richfield Oil & Gas Company and MacKov Investments Limited (incorporated by reference to Exhibit 10.9 to our registration statement on Form 10-12G filed on December 30, 2011).

10.9×	Amendment to Promissory Note, dated September 28, 2011, between Richfield Oil & Gas Company and MacKov Investments Limited (incorporated by reference to Exhibit 10.10 to our registration statement on Form 10-12G filed on December 30, 2011).

10.10×	Letter Agreement, dated December 6, 2011, between Richfield Oil & Gas Company and Glenn MacNeil (incorporated by reference to Exhibit 10.11 to our registration statement on Form 10-12G filed on December 30, 2011).

10.11×	Settlement and Mutual Release Agreement, dated March 31, 2011, between Douglas C. Hewitt, Sr. and Hewitt Petroleum Inc (incorporated by reference to Exhibit 10.12 to our registration statement on Form 10-12G filed on December 30, 2011).

10.12×	Settlement and Mutual Release Agreement, dated March 31, 2011, between John McFadden and Hewitt Petroleum Inc (incorporated by reference to Exhibit 10.13 to our registration statement on Form 10-12G filed on December 30, 2011).

10.13×	Settlement and Mutual Release Agreement, dated March 31, 2011, between Paul S. Hewitt and Hewitt Petroleum, Inc. (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form 10-12G filed on December 30, 2011) (incorporated by reference to Exhibit 10.14 to our registration statement on Form 10-12G filed on December 30, 2011).

10.14×	Letter Agreement, dated March 31, 2011 between Hewitt Petroleum, Inc. and J. David Gowdy (incorporated by reference to Exhibit 10.15 to our registration statement on Form 10-12G filed on December 30, 2011).

10.15×	Executive Agreement, dated March 31, 2011, between Hewitt Petroleum, Inc. and J. David Gowdy (incorporated by reference to Exhibit 10.16 to our registration statement on Form 10-12G filed on December 30, 2011).

10.16×	Executive Employment Agreement, dated March 31, 2011, between Hewitt Petroleum, Inc. and Douglas C. Hewitt, Sr. (incorporated by reference to Exhibit 10.17 to our registration statement on Form 10-12G filed on December 30, 2011).

10.17×	Termination of Executive Employment Agreement and Release, dated March 1, 2011, between Michael A. Cederstrom and Hewitt Petroleum, Inc. (incorporated by reference to Exhibit 10.18 to our registration statement on Form 10-12G filed on December 30, 2011).

10.18×	Termination of Executive Employment Agreement and Release, dated March 1, 2011, between R. Charles Muchmore and Hewitt Petroleum, Inc. (incorporated by reference to Exhibit 10.19 to our registration statement on Form 10-12G filed on December 30, 2011).

10.19×	Executive Employment Agreement, effective as of January 1, 2012, between Richfield Oil & Gas Company and Douglas C. Hewitt, Sr. (incorporated by reference to Exhibit 10.20 to our registration statement on Form 10-12G filed on December 30, 2011).

10.20×	Executive Employment Agreement, effective as of January 1, 2012, between Richfield Oil & Gas Company and Glenn G. MacNeil (incorporated by reference to Exhibit 10.21 to our registration statement on Form 10-12G filed on December 30, 2011).

10.21×	Financial Services Agreement, effective as of January 1, 2012, between Richfield Oil & Gas Company and MacKov Investments Limited (incorporated by reference to Exhibit 10.22 to our registration statement on Form 10-12G filed on December 30, 2011).

10.22×	Executive Employment Agreement, effective as of January 1, 2012, between Richfield Oil & Gas Company and Michael A. Cederstrom (incorporated by reference to Exhibit 10.23 to our registration statement on Form 10-12G filed on December 30, 2011).

10.23×	Letter Agreement, dated December 12, 2011, between Richfield Oil & Gas Company and J. David Gowdy (incorporated by reference to Exhibit 10.24 to our registration statement on Form 10-12G filed on December 30, 2011).

10.24	Settlement Agreement, dated March 31, 2011, among Nostra Terra Oil & Gas Company, Hewitt Petroleum, Inc. and Hewitt Energy Group, Inc. (incorporated by reference to Exhibit 10.25 to our registration statement on Form 10-12G filed on December 30, 2011).

10.25	Settlement Agreement, dated March 31, 2011, among Tim J. Mahoney, Bloomfield LLC, M.I.C. Inc., Mahoney Investment Corporation, Inc., EC Services, LLC, Hewitt Energy Group, Inc., Hewitt Operating, Inc. and Hewitt Petroleum, Inc. (incorporated by reference to Exhibit 10.26 to our registration statement on Form 10-12G filed on December 30, 2011).

10.26	Addendum to Settlement Agreement, dated May 17, 2011, among Tim J. Mahoney, Bloomfield LLC, M.I.C. Inc., Hewitt Energy Group, Inc., Hewitt Operating, Inc. and Hewitt Petroleum, Inc. (incorporated by reference to Exhibit 10.27 to our registration statement on Form 10-12G filed on December 30, 2011).

10.27	Second Addendum to Settlement Agreement, dated July 7, 2011, among Tim J. Mahoney, Bloomfield LLC, M.I.C. Inc., Hewitt Energy Group, Inc., Hewitt Operating, Inc., Richfield Oil & Gas Company (formerly Hewitt Petroleum, Inc.) (incorporated by reference to Exhibit 10.28 to our registration statement on Form 10-12G filed on December 30, 2011).

10.28×	Extension of the Lease located in Sanpete County, Utah for 1,550 acres from Joseph P. Tate dated May 17, 2012, effective March 31, 2012 (incorporated by reference to Exhibit 10.29 to our registration statement on Form 10-12G/A filed on June 6, 2012).

10.29×	Lease located in Sanpete County, Utah for 404 acres from Joseph P. Tate dated May 31, 2012 (incorporated by reference to Exhibit 10.30 to our registration statement on Form 10-12G/A filed on June 6, 2012).

10.30×	Amendment to Promissory Note of MacKov Investments Limited in the amount of $287,713 dated May 24, 2012 (incorporated by reference to Exhibit 10.31 to our registration statement on Form 10-12G/A filed on June 6, 2012).

10.31+	Letter Agreement, dated June 28, 2012, between Richfield Oil & Gas Company and Skyline Oil, LLC (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2012).

10.32	Form of Letter Agreement between Richfield Oil & Gas Company and each of the Preferred Shareholders (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on December 26, 2012).

10.33×	Letter Agreement, dated November 28, 2012, between Richfield Oil & Gas Company and MacKov Investments Limited.

10.34×	Purchase and Sale Agreement of Liberty Working Interest, dated November 30, 2012, between Richfield Oil & Gas Company and MacKov Investments Limited.

10.35×	Purchase and Sale Agreement of HUOP Working Interest, dated December 11, 2012, between Richfield Oil & Gas Company and MacKov Investments Limited.

10.36×	Promissory Note, dated November 28, 2012, between Richfield Oil & Gas Company and MacKov Investments Limited.

10.37×	Amendment to Promissory Note, dated January 2, 2013, between Richfield Oil & Gas Company and MacKov Investments Limited.

10.38×	Amendment to Executive Employment Agreement, dated February 15, 2013, between Richfield Oil & Gas Company and Douglas C. Hewitt, Sr.

10.39*	Amendment to Executive Employment Agreement dated January 15, 2014 between Richfield Oil & Gas Company and Douglas C Hewitt Sr.

10.40	Executive Employment Agreement dated May 6, 2013 between Richfield Oil & Gas Company and Alan Gaines.. (incorporated by reference to Exhibit 10.1 to our report on 8-K filed on May 7, 2013)

10.41*	Amendment to the Executive Employment Agreement dated May 6, 2013 between Richfield Oil & Gas Company and Alan Gaines.Subsidiaries of Richfield Oil & Gas Company.

10.42*	Lease Agreement dated March 28, 2014 between Richfield Oil & Gas Company and Joseph Tate and Jenifer Tate

23.1	Consent of Pinnacle Energy Services, L.L.C.

23.2*	Consent of Pinnacle Energy Services L.L.C. dated April 4, 2013

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Reserves and Engineering Evaluation of Pinnacle Energy Services, L.L.C., dated December 15, 2011 (incorporated by reference to Exhibit 99.1 to our registration statement on Form 10-12G filed on December 30, 2011).

99.2	Reserves and Engineering Evaluation of Pinnacle Energy Services, L.L.C., dated January 18, 2012 (incorporated by reference to Exhibit 99.2 to our registration statement on Form 10-12G/A filed on February 28, 2012).

99.3	Amendment to Reserves and Engineering Evaluation of Pinnacle Energy Services, L.L.C., dated January 18, 2012 (incorporated by reference to Exhibit 99.3 to our registration statement on Form 10-12G/A filed on June 6, 2012).

99.4	Second Amendment to Reserves and Engineering Evaluation of Pinnacle Energy Services, L.L.C., dated January 18, 2012 (incorporated by reference to Exhibit 99.4 to our registration statement on Form 10-12G/A filed on July 2, 2012).

99.5	Third Amendment to Reserves and Engineering Evaluation of Pinnacle Energy Services, L.L.C., dated August 13, 2012 (incorporated by reference to Exhibit 99.5 to our registration statement on Form 10-12G/A filed on August 17, 2012).

99.6	Reserves and Engineering Evaluation of Pinnacle Energy Services, L.L.C., dated January 18, 2013 (incorporated by reference to Exhibit 99.1 to our current report on Form 8-K filed on February 4, 2013).

99.7*	Reserves and Engineering Evaluation of Pinnacle Energy Services LLC dated April 4, 2014

101.INS*†	XBRL Instance Document

101.SCH*†	XBRL Taxonomy Extension Schema Document

101.CAL*†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Schedules and certain exhibits to this Exhibit 2.3 have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of the omitted schedules and exhibits to the Securities and Exchange Commission upon its request.
×	Indicates management contract or compensatory plan or arrangement.
†	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 and 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

+	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and filed separately with the Securities and Exchange Commission.

