Form 10-Q
period 2014-03-31
RICHFIELD OIL & GAS Co
filed 2014-05-15
CIK 1537834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes ☐        No ☒

The issuer had 60,398,448 shares of common stock outstanding as of May 15, 2014.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

RICHFIELD OIL & GAS COMPANY

Condensed Consolidated Balance Sheets

March 31, 2014 and December 31, 2013

(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$37,310	$60,395
Restricted Cash	-	153,348
Accounts receivables	279,801	322,604
Deposits and prepaid expenses	390,663	77,475
Total current assets	707,774	613,822

Properties and equipment, at cost - successful efforts method:
Proved properties	7,092,306	7,139,663
Unproved properties	13,890,150	14,095,020
Well and related equipment	2,013,261	1,997,913
Accumulated depletion, depreciation and amortization	(1,239,147)	(1,224,523)
	21,756,570	22,008,073

Other properties and equipment	219,231	219,231
Accumulated depreciation	(204,789)	(203,743)
	14,442	15,488

Total assets	$22,478,786	$22,637,383

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,969,228	$2,049,750
Accrued expenses and other payables	2,592,909	3,104,485
Current portion of notes payable	695,731	1,338,524
Convertible notes payable, net of discount of $74,295 and $120,264 at 3/31/14 and 12/31/13, respectively	3,669,663	1,861,386
Capital lease obligations	79,197	135,311
Current portion of asset retirement obligations	-	48,000
Derivative liability	-	310,156
Total current liabilities	9,006,728	8,847,612

Long-term liabilities
Asset retirement obligations, net of current portion	391,867	394,075
Total long-term liabilities	391,867	394,075

Total liabilities	9,398,595	9,241,687

Commitments and contingencies

Stockholders' equity
Common stock, par value $.001; 250,000,000 authorized; 52,059,975 shares and 39,906,770 shares issued and outstanding at 3/31/2014 and 12/31/2013, respectively	52,060	39,907
Additional paid-in capital	54,425,023	51,360,380
Accumulated deficit	(41,396,892)	(38,004,591)
Total stockholders' equity	13,080,191	13,395,696

Total liabilities and stockholders' equity	$22,478,786	$22,637,383

See the accompanying notes to condensed consolidated financial statements

RICHFIELD OIL & GAS COMPANY

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Revenues
Oil and natural gas sales	$187,549	$212,167
Total revenues	187,549	212,167

Operating expenses
Production expenses	138,529	219,165
Production taxes	7,883	7,567
Exploration	34,171	39,211
Lease expiration	-	46,937
Depletion, depreciation, amortization and accretion	101,853	80,046
General and administrative expenses	2,218,366	1,009,773
Asset retirement obligation expenses	-	135,614
Total expenses	2,500,802	1,538,313

Loss from operations	(2,313,253)	(1,326,146)

Other income (expenses)
Gain on settlement of liabilities	33,093	29,841
Loss on stock issuance	(642,502)	-
Interest and finance expenses	(469,639)	(216,432)
Total other income (expenses)	(1,079,048)	(186,591)

Loss before income taxes	(3,392,301)	(1,512,737)

Income tax provision	-	(1,167)

Net loss	$(3,392,301)	$(1,513,904)

Net loss per common share - basic and diluted	$(0.07)	$(0.05)

Weighted average shares outstanding – basic and diluted	47,127,724	32,582,255

See the accompanying notes to condensed consolidated financial statements

RICHFIELD OIL & GAS COMPANY

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(3,392,301)	$(1,513,904)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depletion, depreciation, amortization and accretion	101,853	80,046
Asset retirement obligation release on plugged wells	-	(39,000)
Gain on settlement of liabilities	-	(29,841)
Loss on stock issuance	642,502	-
Capitalized interest on notes payable	-	95
Amortization of pre-paid interest	-	6,164
Lease expirations	-	46,937
Amortization of debt discounts	120,279	3,451
Issuance of common stock, options and warrants for services and other expenses	1,555,428	234,886

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivables	(2,197)	(2,449)
Decrease (increase) in deposits and prepaid expenses	(313,188)	265,719
Decrease in asset retirement obligation	(50,000)	-
Increase (decrease) in accounts payable	(16,122)	380,146
Increase in accrued expenses and other payables	544,071	527,580
Net cash used in operating activities	(809,675)	(40,170)

Cash flows from investing activities:
Investment in oil and gas properties, including wells and related equipment	(184,946)	(654,024)
Proceeds from sale of assets	335,434	120,000
Net cash provided by (used in) investing activities	150,488	(534,024)

Cash flows from financing activities:
Proceeds from notes and convertible notes payable	320,200	261,794
Payments on notes and convertible notes payable	(156,332)	(41,632)
Restricted cash for settlement of note and litigation (see NOTE 15 LEGAL PROCEEDINGS)	153,348	(9,378)
Payments on capital lease obligation	(56,114)	-
Proceeds from issuance of warrants	-	7,378
Proceeds from issuance of common stock - net of issuance costs	375,000	170,000
Net cash provided by financing activities	636,102	388,162

Net decrease in cash and cash equivalents	(23,085)	(186,032)

Cash and cash equivalents - beginning of period	60,395	286,013

Cash and cash equivalents - end of period	$37,310	$99,981

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$31,552	$7,531
Cash paid during the period for income taxes	$-	$1,167

Non-cash financing and investing activities:
Capitalized oil and gas properties included in accounts payable	$-	$452,366
Return of stock for payment of receivable	$45,000	$-
Sale of oil and gas properties for return of common stock	$-	$25,625
Conversion of pre-paid expenses, payables, and notes payable through issuance of common stock and warrants	$238,710	$854,872
Conversion of payables through issuance of note payable	$1,055,467	$21,000
Derivative liability on common stock issued	$(310,156)	$-
Conversion of notes payable through issuance of convertible notes payable	$439,000	$-
Amortization of plugged wells	$83,988	$-
Capitalized asset retirement obligations	$-	$22,738
Write down of asset retirement obligation on sold properties	$2,403	$18,839

See the accompanying notes to condensed consolidated financial statements

RICHFIELD OIL & GAS COMPANY

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1     ORGANIZATION AND NATURE OF BUSINESS

Richfield Oil & Gas Company (the “Company,” “Richfield” or “ROIL”) is a Nevada corporation headquartered in Salt Lake City, Utah which was incorporated on April 8, 2011. The Company is engaged in the exploration, development and production of oil and natural gas in the states of Kansas, Utah and Wyoming. The Company’s common stock trades on the OTCQX under the symbol “ROIL”.

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

HEGINC is licensed and bonded as a Kansas operator. HOPIN is licensed and bonded as a Utah operator and as a Wyoming operator HEGINC and its subsidiary HOPIN were acquired by Hewitt Petroleum, Inc. from Hewitt Energy Group, LLC effective on January 1, 2009. On July 27, 2012, Richfield formed a new 100% owned subsidiary, HR Land Group, LLC, a Utah limited liability company (“HRL”).  HRL was organized to acquire oil and natural gas leases in Utah. On June 25, 2013 HOI Kansas Property Series, LLC, a Kansas series limited liability company (“HOIK”), was organized to hold the oil and gas leases within the State of Kansas. On August 5, 2013 HOI Utah Property Series, LLC, a Utah series limited liability company (“HOIU”), was organized to hold the oil and gas leases within the State of Utah.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, HEGINC, HOPIN, HRL, HOIK and HOIU. All significant intercompany transactions and balances have been eliminated in our consolidation.

The Company is involved in leasing, exploring and drilling in Kansas, Utah and Wyoming. The Company is participating in over 37,000 acres of leasehold, seismic surveys, and numerous drilling projects in these states.  The Company uses proven technologies and drilling and production methods it believes are efficient and environmentally sound.

NOTE 2     GOING CONCERN

The Company’s condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations causing negative working capital, in that current liabilities exceed current assets, and the Company has negative operating cash flows, which raise substantial doubt about the Company’s ability to continue as a going concern. The Company sustained a net loss for the three months ended March 31, 2014 of $3,392,301 and a net loss for the year ended December 31, 2013 of $6,799,584, and has an accumulated deficit of $41,396,892 as of March 31, 2014.

The Company intends to make its planned capital expenditures in order to continue its drilling programs, but does not have sufficient realized revenues or operating cash flows in order to finance these activities internally. As a result, the Company has obtained financing in order to fund its working capital and capital expenditure needs. On May 6, 2014 the Company entered into an Agreement and Plan of Merger with Stratex Oil & Gas Holdings, Inc. a Colorado corporation (“Stratex Merger”). Upon the execution of the Stratex Merger agreement the Company entered into a $3,000,000 loan agreement with Stratex (see NOTE 16 SUBSEQUENT EVENTS).

RICHFIELD OIL & GAS COMPANY

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company is unable to determine if the funds obtained will be sufficient to meet its short-term needs.  The Company may seek additional funding through sales of working interest in its oil and gas properties; the issuance of debt; preferred stock; common stock; or a combination of these items. Any proceeds received from these items could provide the needed funds for continued operations and drilling programs. The Company can provide no assurance that it will be able to obtain sufficient additional financing that it needs to develop its properties and alleviate doubt about its ability to continue as a going concern. If the Company is able to obtain sufficient additional financing proceeds, the Company cannot be certain that this additional financing will be available on acceptable terms, if at all. To the extent the Company raises additional funds by issuing equity securities; the Company’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As the Company has incurred losses for the three months ended March 31, 2014 and 2013, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculations. As of March 31, 2014 and 2013, there were 22,836,139 and 2,643,510 potentially dilutive shares, respectively.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation. Such reclassifications had no impact on net loss, statements of cash flows, working capital or equity previously reported.

RICHFIELD OIL & GAS COMPANY

Notes to Condensed Consolidated Financial Statements (Unaudited)

Financial Instruments and Concentration of Risks

The Company’s financial instruments include cash and cash equivalents, accounts receivable and accounts payable. The carrying amount of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of their immediate or short-term maturities.

Substantially all of the Company’s accounts receivable result from oil and gas sales and joint interest billings (“JIBs”) to third parties in the oil and gas industry.  This concentration of customers and joint interest owners may impact the Company’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. As of March 31, 2014, 54% of the accounts receivable balance resulted from four entities. For the three months ended March 31, 2014 and 2013, all of the revenues resulted from producing wells in Kansas.

NOTE 4 OIL AND NATURAL GAS PROPERTIES

Divestitures for the three months ended March 31, 2014

In March 2014, the Company sold a 9.5% before and after payout working interest in the Liberty #1 Well and the Nephi Prospect for a total net proceeds of $335,434 in cash.

NOTE 5     NOTES PAYABLE

Notes Payable consists of the following:

	March 31	December 31,
	2014	2013

Note Payable, interest at 7.5% per annum, monthly payments of $1,949, due April 2014, secured by vehicle.	$4,703	$8,496

Note Payable, interest at 10.0% per annum, due June 2014, secured by a 10.00% working interest in certain HUOP Freedom Trend Prospect leases.	581,327	581,327

Note Payable, interest at 8.0% per annum, due on demand, unsecured.	94,701	94,701

Note Payable, interest at 12.0% per annum, due on demand, secured by a 10.00% working interest in the Liberty Prospect.	-	389,000

Note Payable, interest at 0.0% per annum, due on demand, unsecured	15,000	15,000

Note Payable, interest at 12.0% per annum, due on demand, secured by a 10.00% working interest in the Liberty Prospect.	-	50,000

Note Payable, interest at 8.0% per annum, due on demand, secured by a working interest in certain Kansas leases.	-	100,000

Note Payable, interest at 8.0% per annum, due on demand, secured by a working interest in certain Kansas leases.	-	100,000

Total Notes Payable	695,731	1,338,524
Less: Current Portion (includes demand notes)	(695,731)	(1,338,524)
Long-Term Portion	$-	$-

RICHFIELD OIL & GAS COMPANY

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6     CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consists of the following:

	March 31	December 31,
	2014	2013
Note Payable, interest at 12.0% per annum, due on demand, convertible into common shares of the Company at a conversion rate of $2.50 per common share, unsecured.	$52,560	$52,560

Note Payable, interest at 10.0% per annum, due on demand, convertible into common shares of the Company at a conversion rate of $2.50 per common share, secured by certain Kansas Leases and 10.00% working interest in certain Fountain Green Project Leases (see NOTE 15 LEGAL PROCEEDINGS).	216,551	369,090

Note Payable, interest at 12.0% per annum, due June 2014, convertible into common shares of the Company at a conversion rate of $0.262 per common share, secured by a working interest in the companies properties.	2,885,847	1,310,000

Note Payable, interest at 12.0% per annum, due December 2014, convertible into common shares of the Company at a conversion rate of $0.60 per common share, unsecured.	150,000	150,000

Note Payable, interest at 12.0% per annum, due on demand, convertible into common shares of the Company at a conversion rate determined by 50% of the weighted average price of the stock during the five trading days immediately preceding the conversion date, secured by a 10.0% working interest in the Liberty Prospect.	-	50,000

Note Payable, interest at 12.0% per annum, due on demand, convertible into common shares of the Company at a conversion rate determined by 50% of the weighted average price of the stock during the five trading days immediately preceding the conversion date, secured by a 10.0% working interest in the Liberty Prospect.	-	50,000

Note Payable, interest at 12.0% per annum, due on demand, convertible into common shares of the Company at a conversion rate determined by 50% of the weighted average price of the stock during the five trading days immediately preceding the conversion date, secured by a 10.0% working interest in the Liberty Prospect.	439,000	-

Total Convertible Notes Payable	3,743,958	1,981,650
Less: Unamortized Debt Discount	(74,295)	(120,264)
Less: Current Portion (includes demand notes)	(3,669,663)	(1,861,386)
Long-Term Portion	$-	$-

NOTE 7    LEASE OBLIGATIONS

The Company currently leases certain well equipment under a capital lease agreement. The term of the capital lease is for 10 months with monthly payments of $21,000. The final payment on this lease is due in June 2014.  A previous capital lease agreement was paid off in April 2013. As of March 31, 2014 and December 31, 2013, the remaining capital lease obligation was $79,197 and $135,311, respectively.

As of March 31, 2014 and December 31, 2013, total well equipment acquired under capital leases was $333,951 and accumulated depreciation was $151,092 and $139,165, respectively.

Estimated annual future maturities of capital leases are as follows:

Years Ended December 31,	Amount
2014	$79,197
Thereafter	-
Total	$79,197

RICHFIELD OIL & GAS COMPANY

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company leases office space in Salt Lake City, Utah (“Premises Lease”) which consists of approximately 5,482 square feet.  The Company entered into a five year and five month lease agreement effective September 1, 2013. The annualized lease obligations for the 12 month period September 1, 2013 to August 31, 2014 is $67,155 with annualized lease obligations for the subsequent 4 years in the amount of $115,122. The Company has a prepaid security deposit of $11,122.  For the three month periods ended March 31, 2014 and 2013, the Premises Lease payments were $18,599 and $27,306, respectively.

The Company leases a printer, copier and fax machine. The original lease term was for 37 months beginning in March 2010 with monthly lease payments of $255. The Company entered into a new 36 month lease with new equipment commencing January 2013 with monthly payments of $654. For the three month period ended March 31, 2014 and 2013 the lease payments were $2,537 and $1,258, respectively.

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

The following table summarizes the Company’s asset retirement obligation transactions recorded in accordance with the provisions of FASB ASC 410 during the three months ended March 31, 2014:

March 31,
2014
Beginning asset retirement obligation, as of December 31, 2013	$442,157
Liabilities incurred for new well placed into production	-
Liabilities decreased for wells sold or plugged	(54,203)
Accretion of discount on asset retirement obligations	2,195
Revisions of previous estimates	-
Ending asset retirement obligations, as of March 31, 2014	$391,867

NOTE 9	PREFERRED STOCK

As of March 31, 2014 and December 31, 2013, the Company had 50,000,000 shares of preferred stock authorized at a par value of $0.001 per share and had no shares of preferred stock issued or outstanding.

NOTE 10	COMMON STOCK

In January 2014, the Company issued 3,969,408 shares of common stock to unaffiliated investors and one director, Mr. Joseph P. Tate, pursuant to a ratchet provision under the terms of common stock subscription agreements and a change in conversion price approved by the board. The fair value of these shares at the time of issuance was $952,658 or $0.24 per share of which $310,156 eliminated the derivative liability and $642,502 resulted in a loss on share issuance.

RICHFIELD OIL & GAS COMPANY

Notes to Condensed Consolidated Financial Statements (Unaudited)

In January 2014, The Board of Directors approved the cancellation of 3,500,000 outstanding employee stock options issued to Mr. Alan D. Gaines, our Executive Chairman of the Board of Directors and the issuance to him of 4,908,532 restricted Company common stock representing 9.9% of the Company’s common shares at the time. The stock was fully vested and the fair value of the shares issued in the amount of $1,225,660 or $0.25 per share was expensed on the date of grant.

In January and March 2014, the Company issued 1,500,000 shares of common stock to unaffiliated investors for cash of $375,000 at a price of $0.25 per share. In addition, the Company granted warrants to purchase up to 1,500,000 shares of common stock with an exercise price of $0.25 per share that expire in July and September 2014.

In January and March 2014, the Company issued 888,598 shares of common stock to unaffiliated debt holders at a contract price between $0.12 and $0.13 per share for the conversions of notes payable, accrued interest, and conversion incentives. The fair value of these shares at the time of issuance was $222,019 or $0.25 per share of which $115,477 was expensed on the date of issuance as a result of the conversions.

In February and March 2014, the Company issued 949,167 shares of common stock to consultants as compensation for services in the amount of $166,799 and reduction of an outstanding payable in the amount of $64,400. The shares issued were fully vested and the fair value of the shares issued in the amount of $231,199 or between $0.22 and $0.26 per share of which $166,799 was expensed on the date of grant.

In March 2014, a consultant returned 62,500 shares of the Company’s common stock as settlement of a receivable pursuant to 2013 agreements at a price of $45,000 or $0.72 per share which was the fair market value of the shares at the time of the agreements.

NOTE 11     WARRANTS TO PURCHASE COMMON STOCK

As of March 31, 2014, there were 7,697,837 warrants to purchase shares of common stock outstanding and fully vested. These warrants have an exercise price between $0.25 and $5.00 per share and expire at various times between April 2014 and March 2016.

During the three months ended March 31, 2014, warrants totaling 2,361,250 for shares of common stock were granted.

Of the total warrants granted during the three months ended March 31, 2014, 1,500,000 warrants were granted in conjunction with private placements of common stock for cash proceeds (see NOTE 10 COMMON STOCK) that have an exercise price of $0.25 per share and expire between July and September 2014.

The remaining 880,000 warrants granted during the three months ended March 31, 2014, were issued in conjunction with the extension of a note payable and in conjunction with the reduction of an outstanding payable. These transactions are accounted for by the Company under the provisions of FASB ASC 470 and 505. These standards require the Company to determine the fair value of the warrants.  The Company uses the Black-Scholes option valuation model to calculate the fair value of stock-based payments at the date of grant.  Warrant pricing models require the input of highly subjective assumptions, including the expected price volatility.  For warrants granted, the Company used its own stock trading history to determine the expected volatility.  Changes in these assumptions can materially affect the fair value estimate.

During the three months ended March 31, 2014, the Company has determined the fair value of the 880,000 warrants granted to be $119,050 of which $43,971 has been expensed in the period.

RICHFIELD OIL & GAS COMPANY

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following is the weighted average of the assumptions used in calculating the fair value of the warrants granted during the period using the Black-Scholes model:

Three Months Ended
March 31, 2014
Fair market value	$0.23
Exercise price	$0.33

Risk free rates	0.23%
Dividend yield	0.00%
Expected volatility	166.00%
Contractual term	1.32 Years

The weighted-average fair market value at the date of grant for warrants granted are as follows:

Fair value per warrant	$0.13528
Total warrants granted	880,000
Total fair value of warrants granted	$119,050

The following table summarizes the Company’s total warrant activity for the three months ended March 31, 2014:

			Weighted-
			Average
		Weighted-	Remainder
		Average	Contractual
	Warrants	Exercise Price	Term in Years

Warrants outstanding as of December 31, 2013	5,361,587	$1.27	0.63
Granted	2,380,000	$0.28	0.80
Exercised	-	-	-
Expired/Canceled	(43,750)	-	-
Warrants outstanding as of March 31, 2014	7,697,837	$0.97	0.50

NOTE 12     EMPLOYEE STOCK OPTIONS

In January 2014, The Board of Directors approved the cancellation of 3,500,000 outstanding employee stock options issued to Mr. Alan D. Gaines, our Executive Chairman of the Board of Directors (see NOTE 10 COMMON STOCK). As of March 31, 2014 the Company has no outstanding Employee Stock Options.

NOTE 13     FAIR VALUE

FASB ASC 820 defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles and enhances disclosures about fair value measurements.  Fair value is defined under FASB ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value under FASB ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs.  The standard describes a fair value hierarchy based on three levels of inputs, with the first two inputs considered observable and the last input considered unobservable, that may be used to measure fair value as follows:

☐	Level one — Quoted market prices in active markets for identical assets or liabilities;

☐	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

☐	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company has two liabilities measured at fair value, the Company’s asset retirement obligation and a derivative liability in connection with a ratchet provision on certain issuances of the Company’s common stock. The Company has no assets that are measured at fair value.

RICHFIELD OIL & GAS COMPANY

Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value of the Company’s asset retirement obligations are determined using discounted cash flow methodologies based on inputs that are not readily available in public markets. These estimates are derived from historical costs as well as management’s expectation of future costs environments. As there is no corroborating market activity to support the assumptions used, the Company has designated these liabilities as Level 3. A reconciliation of the beginning and ending balances of the Company’s asset retirement obligation is presented in NOTE 8 ASSET RETIREMENT OBLIGATIONS.

The fair value of the Company’s derivative liability was determined using estimates and assumptions that are not readily available in public markets and has designated this liability as Level 3. As of March 31, 2014 the derivative liability was extinguished as the required stock was issued (see NOTE 10 COMMON STOCK). The following table presents a reconciliation of the beginning and ending balances of our derivative liability, as of March 31, 2014:

Balance at December 31, 2013	$310,156
New Derivative Liability	-
Transfers to (from) Level 3	-
Total (gains)/losses included in earnings	-
Issuances	$(310,156)
Balance at March 31, 2014	$-

NOTE 14     RELATED PARTY TRANSACTIONS

Certain Relationships and Related Transactions

A.	Douglas C. Hewitt, Sr., Chief Executive Officer and a Director

An affiliate of Douglas C. Hewitt, Sr., Chief Executive Officer and a Director, who became our Interim Chairman of the Board on May 6, 2014 (see NOTE 16 SUBSEQUENT EVENTS) and is a party to the following transaction with the Company for the three months ended March 31, 2014 as described below.

The D. Mack Trust

•	Mr. Hewitt is the sole beneficiary of The D. Mack Trust, an irrevocable trust established by Mr. Hewitt on May 15, 2009. As of March 31, 2014, the D. Mack Trust had ORRIs ranging from 0.50% to 3.625% in 1,636 net acres leased by the Company in Kansas. The D. Mack Trust received $5,126 and $4,400 in royalties for the three months ended March 31, 2014 and 2013, respectively, from the overriding royalty interests.

B.	Joseph P. Tate, a Director

Joseph P. Tate became one of our directors effective March 31, 2012. Mr. Tate has entered into the following transaction with the Company for the three months ended March 31, 2014 as described below.

•	In January 2014, Mr. Tate received 262,821 shares of the Company’s common stock pursuant to a ratchet provision under the terms of common stock subscription agreements that were similar to unaffiliated investors (see NOTE 10 COMMON STOCK). The fair value of these shares at the time of issuance was $63,077 or $0.24 per share.

C.	Alan D. Gaines, Chairman of the Board

Alan D. Gaines became one of our directors and Chairman of the Board effective May 6, 2013. On May 6, 2014 Mr. Gaines resigned from this position and as a director (see NOTE 16 SUBSEQUENT EVENTS). Mr. Gaines entered into the following transaction with the Company for the three months ended March 31, 2014 as described below.

•	In January 2014, The Board of Directors approved the cancellation of 3,500,000 outstanding employee stock options issued to Mr. Alan D. Gaines, who at the time was our Executive Chairman of the Board of Directors and the issuance to him of 4,908,532 restricted Company common stock representing 9.9% of the Company’s common shares at the time. The stock was fully vested and the fair value of the shares issued in the amount of $1,225,660 or $0.25 per share was expensed on the date of grant. (see NOTE 12 EMPLOYEE STOCK OPTIONS).

RICHFIELD OIL & GAS COMPANY

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 15	LEGAL PROCEEDINGS

On February 1, 2012, Nostra Terra Oil & Gas Company (“NTOG”) filed an action against Richfield Oil & Gas Company, Hewitt Petroleum, Inc., Hewitt Energy Group, Inc., and Hewitt Energy Group, LLC in the Twenty-Third Judicial District Court of Russell County, Kansas. The complaint alleged that the Company defaulted on repayment obligations under a note and security agreement, dated April 13, 2011, in the principal amount of $1,300,000 and accrued interest at 10% per annum. During 2013 the Company made substantial payments towards the payment of the obligation. On February 14, 2014 the Court entered a final judgment in favor of Nostra Terra Oil and Gas Company and against Richfield Oil & Gas Company and Hewitt Energy Group, Inc. in the sum of $220,849. On May 2, 2014 the Company paid the judgment in full.

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

On April 15, 2014, the Company consolidated and replaced two expiring oil and gas leases with Joseph P. Tate, a director, and his spouse covering a combined 1,823 gross acres in the HUOP Freedom Trend Prospect. The initial bonus for the new lease totals $182,308 paid by the issuance of 729,232 shares of common stock valued at $0.25 per share. This bonus represents a prepayment of all delay rentals for the 10 year primary term commencing April 15, 2014. The initial bonus amount is similar to third party 10 year primary term leases obtained by the Company in the HUOP Freedom Trend Prospect during 2013.

On April 15, 2014, the Company issued 24,000 shares of common stock valued at $5,280 or $0.22 per share to Mr. Joseph P. Tate, who is both a director of the Company and has an ownership interest in LT Land Group, L.L.C (“LT Land”), as payment for a lease option agreement payable. In addition, the Company incurred an additional $9,000 lease option payable to LT Land The LT Land Agreement with the Company provides an one year option for the Company to purchase all leases acquired by LT Land in the Utah Overthrust Project near Fountain Green, Utah at LT Land’s cost.

On May 1, 2014, the Company issued 72,267 shares of common stock to an independent consultant at a conversion price of $0.23 per share for the partial settlement in the amount of $16,621 of an outstanding payable. The stock was valued at $13,008 or $0.18 per share on the date issued.

On May 1, 2014, the Company issued 5,836,117 shares of common stock to directors, officers and independent consultants at a conversion price of $0.25 per share for the settlement of $1,459,029 of outstanding compensation and services performed. The stock was valued at $1,063,509 or $0.18 per share on the date issued.

Effective May 1, 2014 the Company dissolved its subsidiary HR Land Group, LLC, a company that was dormant and had no activity.

RICHFIELD OIL & GAS COMPANY

Notes to Condensed Consolidated Financial Statements (Unaudited)

On May 1, 2014 the Company entered into a new Promissory Convertible Note Agreement (“Note”) with an unaffiliated investor in the amount of $3,194,972. This Note replaces a previously issued convertible note with a balance of $2,885,847 as of March 31, 2014 along with additional loans to the Company of $309,125 made between April 1, 2014 and May 1, 2014. The Note is due June 30, 2016 with an interest rate of 12% per annum and is secured by all Company assets subject to a subordination clause. The Note is convertible into shares of the Company’s common stock at a conversion price of $0.25 per share with certain timing restrictions. In addition the Company issued 3,600,000 warrants to purchase common stock at $0.25 per share that expire April 2017.

On May 2, 2014 the Company paid in full the final Court ordered judgment of $220,849 plus agreed costs to Nostra Terra Oil and Gas Company (see NOTE15 LEGAL PROCEEDINGS).

On May 6, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Stratex Oil & Gas Holdings, Inc. (“Stratex”) and Richfield Acquisition Corp., a wholly-owned subsidiary of Stratex (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving as a wholly owned subsidiary of

Stratex. (See the Company’s 8-K SEC filing dated May 7, 2014 Exhibit 2.1.)

Also on May 6, 2014, the Company and Stratex entered into a Note and Security Agreement (the “Loan Agreement”) providing for advances of up to $3,000,000 by Stratex to the Company. Of the total amount that may be advanced under the Loan Agreement, up to $2,000,000 is available to fund those costs of the Company’s Kansas work program which are approved by Stratex, $400,000 must be used to pay certain liabilities of the Company, up to $100,000 may be used to acquire additional oil and gas leases in Utah, and the remainder may be used for general corporate purposes.  Advances made under the Loan Agreement bear interest at an annual rate of 6% and must be repaid upon the earlier of (1) November 30, 2014, (2) ten business days after the consummation of the Merger, or (3) the Company’s entry into a Superior Proposal (as defined in the Merger Agreement). The obligations of Richfield and its subsidiaries under the Loan Agreement are secured by security interests and mortgages in all of their assets. (See the 8-K SEC filing dated May 7, 2014 Exhibit 10.1.)

On May 6, 2014, Mr. Alan D. Gaines resigned as our Executive Chairman of the Board of Directors. The Board of Directors of both the Company and Stratex determined that it would be in the best interests of both companies for Mr. Gaines to resign from the Company’s Board and join the Stratex Board in order to facilitate the Merger. Upon the acceptance of Mr. Gaines resignation, the Company’s Board has elected Douglas C. Hewitt Sr. as the Interim Chairman of the Board. Mr. Hewitt currently serves as our Chief Executive Officer and President. Mr. Hewitt’s compensation will remain as disclosed in our Form 10-K filed with the Securities and Exchange Commission on April 14, 2014.

On May 2, 2014, Stratex purchased from the Company, an initial 1.5% undivided working interest in the Liberty # 1 well located in Juab County, Utah, along with certain leases covering approximately 447 mineral acres. Stratex paid $250,000 as consideration for said interest. Concurrently with the execution of the Merger Agreement, Stratex purchased an additional 1.5% undivided working interest in the same assets for an additional $250,000. By virtue of such purchase, Stratex was granted a right of first refusal to acquire from the Company, or its affiliate HOI Utah Property Series, L.L.C. - HUOP Freedom Trend Series, an undivided three percent (3.0%) of 8/8ths out of its working interest in certain deep rights pertaining to the Utah Overthrust Project near Fountain Green, Utah.

On May 12, 2014 the Company issued 471,785 shares of common stock valued at $117,946 or $0.25 per share to an independent consultant for partial settlement of outstanding payables.

On May 12, 2014, the Company paid $60,000 in cash and issued 1,205,072 shares of common stock valued at $301,268 or $0.25 per share for the partial reduction of convertible notes payable, accrued interest, extension and conversion incentives.

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

Overview of our Business

We are an independent oil and gas exploration and production company with projects in Kansas, Utah and Wyoming. The focus of our business is acquiring, retrofitting and operating or selling oil and gas assets and related production. We have three primary strategic directions:

•	We use our research technology to identify prospective properties in Kansas that were initially developed between the 1920s and 1950s, but which may be subject to further development through the use of more modern production techniques. We refer to these properties as our “Mid-Continent Project,” which currently includes 2,106 gross (2,010 net) acres. We have identified significant oil and natural gas reserves from these early exploration properties, many of which were previously underdeveloped due to inefficient and antiquated exploration and production methods and low commodity prices. In most cases these wells were developed and left fallow by major oil and gas companies. Using current technology and methodologies, we have successfully developed both production and proved reserves within these fields, and we intend to continue to pursue this strategy in the future.

•	We have three properties on the Utah–Wyoming Overthrust, including one property containing a well that we are in the process of refurbishing in order to place it into production. We currently own or lease 2,311 gross (1,975 net) acres on the Utah-Wyoming Overthrust, near the border between northern Utah and south-western Wyoming. We refer to these properties as our “Utah-Wyoming Overthrust Project.” We intend to conduct additional development activities with respect to our Utah-Wyoming Overthrust Project.

•	We have conducted a limited amount of exploration for oil and natural gas reserves in the Central Utah Overthrust region, where we are participating in 33,270 gross (12,530 net) acres. We refer to these properties as our “Central Utah Overthrust Project.” We and our partners intend to conduct drilling operations, acquire additional acreage and conduct further exploration activities with respect to our Central Utah Overthrust Project.

Our approach to acquiring leases and developing producing properties focuses on three types of development activities:

•	Activities involving the identification, acquisition and development of leases of property in which oil or natural gas is known to exist.

•	Activities involving low or moderate exploration and development risk. These include leases of property where oil and natural gas has been produced in the past but there are no existing wells.

•	Activities involving the acquisition of properties where it is reasonably believed that potential hydrocarbon values exist based on analysis involving geochemical, radiometric, gravitational and seismic data. This may include projects that have never been drilled or tested for oil and natural gas in the past.

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

Production History

The following table presents information about our produced oil volumes during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. We did not produce natural gas during these time periods. As of March 31, 2014, we were selling oil from a total of 13 gross wells (12.3 net), compared to 14 gross wells (13.3 net) as of March 31, 2013.

	Three Months Ended
	March 31,
	2014	2013
Net Production:
Oil (Bbl)	2,045	2,393

Average Sales Price:
Oil (per Bbl)	$91.71	$88.66

Average Production Costs:
Oil (per Bbl)	$67.74	$91.59

Depletion of Oil and Gas Properties

Our depletion expense is driven by many factors, including certain costs incurred in the development of producing reserves, production levels and estimates of proved reserve quantities.  Our depletion expense totaled $28,845 for the three months ended March 31, 2014 compared to $24,248 for the three months ended March 31, 2013.

The following table presents our depletion expenses per barrel of oil for the three months ended March 31, 2014 and 2013.

	Three Months Ended
	March 31,
	2014	2013

Depletion of Oil (per Bbl):	$14.11	$10.13

Results of Operations

The following presents an overview of our results of operations for the three ended March 31, 2014, compared to the three months ended March 31, 2013.

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Average Daily Production. Our net oil production for the three months ended March 31, 2014 averaged approximately 23 Bopd after royalties compared to approximately 27 Bopd for the three months ended March 31, 2013. The decrease in production in 2014 compared to 2013 is due to the temporary shut-in of wells and other temporary well repair downtime in Kansas and Wyoming.

Oil Revenues. Our oil revenues decrease by $24,618, or 11.6%, from $212,167 for the three months ended March 31, 2013 to $187,549 for the three months ended March 31, 2014. The decrease in revenue is due to a decrease of 348 barrels of oil produced for the three months ended March 31, 2014 over the same period in 2013, equating to a decrease of $31,917 partially offset by an $3.05 increase in the weighted average price per barrel sold for the three months ended March 31, 2014, equating to an increase of $7,299.

Net Loss on Earnings Per Share. We realized a net loss of $3,392,301, or $0.07 per basic and diluted share of common stock, for the three months ended March 31, 2014, compared to a net loss of $1,513,904 or $0.05 per basic and diluted share of common stock for the three months ended March 31, 2013. The higher net loss of $1,878,397 was due mainly to the change in conversion price of shares issued relating to the ratchet provision as determined by the board, increases in our general and administrative expenses and increase interest and finance charges during the three months ended March 31, 2014.

Operating Expenses. Total operating expenses were $2,500,802 for the three months ended March 31, 2014 compared to $1,538,313 for the three months ended March 31, 2013. The $963,489 or 62.6% increase in operating expenses was due primarily to an increase in general and administrative expenses of $1,208,593 offset by a decrease in our asset retirement obligation in the amount of $145,474 and production expenses of $80,636.

Production Expenses. Our production expenses for the three months ended March 31, 2014 were $138,529 or $67.74 per barrel of oil, compared to $219,165 or $88.66 per barrel of oil, for the three months ended March 31, 2013, which represents a $80,636 or 36.8% decrease. The overall production expenses decreased due to fewer repair costs on our wells and a decrease in production. Our cost per barrel for the three months ended March 31, 2014 continues to remain above the industry averages due to our fixed costs, such as electricity, personnel and related expenses, and the cost of maintaining our 27 current non-producing wells including eight salt water disposal wells that are underutilized. We expect our fixed costs on a per barrel basis will decline as we place into production our non-producing wells.

Exploration Expenses. Exploration expenses decreased 12.9%, or $5,040, from $39,211 for the three months ended March 31, 2013 to $34,171 for the three months ended March 31, 2014. We have not performed a significant amount of work on our undeveloped Utah prospects.

Lease Expiration. Lease expirations decreased from $46,937 for the three months ended March 31, 2013 to $0 for the three months ended March 31, 2014. The expense for the three months ended March 31, 2013 was due to the unsuccessful renewal of a lease due to excessive terms requested by the landowner.

Depletion, Depreciation, Amortization and Accretion. We recorded depletion, depreciation, amortization and accretion of $101,853 during the three months ended March 31, 2014 compared to $80,046 during the three months ended March 31, 2013. The increase of 27.2% or $21,807, was mainly due to increased depreciation of $15,015 during the three months ended March 31, 2014 on our well and office equipment as a result of $633,017 in equipment additions since March 31, 2013. Depletion expense increased by $4,597 as a result of an increase in the depletion cost per barrel partially offset by a decrease in overall production volumes. The remaining increase of $2,195 is due to accretion of the discount on our asset retirement obligation.

General and Administrative Expenses. General and administrative expenses were $2,218,366 for the three months ended March 31, 2014 compared to $1,009,773 for the three months ended March 31, 2013. The increase of $1,208,593 or 119.7%, was mainly attributable to $1,225,660 in non-cash stock compensation to one of our directors, an increase of $317,080 in compensation to employees, directors and consultants, offset by a decrease in legal and accounting fees of $264,770 and a decrease in all other expenses of $69,377 during the three months ended March 31, 2014 from the same period in 2013.

Asset Retirement Obligation Expense. We did not have any asset retirement obligation expense for the three months ended March 31, 2014. During the three months ended March 31, 2013 we incurred expense of $135,614. The expense in 2013 was due to the additional expense for the plugging of three wells in Kansas that exceeded the asset retirement obligation liability for those three wells. These wells had been shut-in since our purchase of the leases. They were in very poor mechanical condition that was unknown to us prior to starting our rework operations.

Other Income (Expenses). Total other income and expenses during the three months ended March 31, 2014 was a net expense of $1,079,048 compared to a net expense of $186,591 for the three months ended March 31, 2013 representing an increase of $892,457 or 478.3%.

Loss on Share Issuance. The Company incurred a loss of $642,502 on shares of common stock issued relating to the change in the conversion price of ratchet provision on certain shares of common stock that were issued in 2013. The shares associated with this ratchet provision and change in conversion price were issued in January 2014. This is a non-cash expense determined by the fair value of the additional shares issued on the date of issuance.

Interest and Finance Expenses. For the three months ended March 31, 2014, we incurred interest and finances expenses of $469,639 compared to $216,432 for the three months ended March 31, 2013. The increase of $253,207 in 2014 over 2013 is due mainly to an increase of $189,703 in interest expense mainly due to extension and conversion incentives on a convertible notes with the remaining amount of $63,504 due to interest on other notes payable.

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

The following table summarizes our total current assets, total current liabilities and working capital deficiency as of March 31, 2014 compared to December 31, 2013:

	March 31	December 31,
	2014	2013
Current Assets	$707,774	$613,822
Current Liabilities	9,006,728	8,847,612
Working Capital Deficiency	$(8,298,954)	$(8,233,790)

Cash and cash equivalents were $37,310 as of March 31, 2014, compared to $60,395 as of December 31, 2013. Changes in the net cash provided by and (used in) our operating, investing and financing activities for the Nine months ended March 31, 2014 and 2013 are set forth in the following table:

	Three Months Ended		Net Cash
	March 31,		Increase
	2014	2013	(Decrease)
Net cash used in operating activities	$(809,675)	$(40,170)	$(769,505)
Net cash provided by (used in) investing activities	150,488	(534,024)	684,512
Net cash provided by financing activities	636,102	388,162	247,940
Increase (decrease) in cash and cash equivalents	$(23,085)	$(186,032)	$162,947

Net cash from operating activities is derived from net loss from operations adjusted for non-cash items, changes in the balances of accounts receivables, deposits and prepaid expenses, accounts payables, accrued expenses and other payables. For the three months ended March 31, 2014, we used net cash in operating activities in the amount of $809,675 compared to $40,170 for the three months ended March 31, 2013. This decrease in net cash of $769,505 from 2013 to 2014 was primarily due to an increase in deposits and prepaid expenses of $578,907, a decrease in accounts payable of $358,744 offset by a net increase of $127,978 from all other operating items.

Net cash from investing activities is derived from the proceeds and disbursements from sales and purchases of oil and gas properties, including wells and related equipment. For the three months ended March 31, 2014, we had cash provided by investing activities in the amount of $150,488 compared to cash used by investing activities in the amount of $534,024 for the three months ended March 31, 2013. This increase in net cash of $684,512 was primarily due to an increase in the proceeds from sale of oil and gas assets in the amount of $215,434 as well as the purchase of fewer oil and gas properties and other equipment in the amount of $469,078.

Net cash from financing activities is derived from the proceeds from the issuance of equity securities and notes and convertible notes payable reduced by payments on our notes and convertible notes payable. For the three months ended March 31, 2014, we had an increase in net cash from financing activities of $636,102 compared to an increase in net cash of $388,162 for the three months ended March 31, 2013, resulting in an increase of $247,940 in our net cash period over period. This increase is due primarily to an increase of $263,406 in cash raised through the issuance of equity securities in 2014 from 2013; and increase in $162,726 due the release of restricted cash towards settlement of a convertible note payable, offset by the increase of $178,192 in payments on our notes payable, convertible notes payable, and capital leases.

Satisfaction of our cash obligations for the next 12 months and our ability to continue as a going concern

Our operations do not produce significant cash flow and we rely almost exclusively on external sources of liquidity. As of March 31, 2014, we have an $8,298,954 working capital deficiency and we need additional funding to pay our current liabilities, continue as a going concern and execute our business plan. We have historically addressed working capital deficiencies through frequent private sales of stock and warrants for cash, exchanges of stock and warrants in satisfaction of liabilities or for services, issuing short- and long-term promissory notes and sales of our assets. The Company intends to make its planned capital expenditures in order to continue its drilling programs, but does not have sufficient realized revenues or operating cash flows in order to finance these activities internally. As a result, the Company has obtained financing in order to fund its working capital and capital expenditure needs. On May 6, 2014 the Company entered into an Agreement and Plan of Merger with Stratex Oil & Gas Holdings, Inc. a Colorado corporation (“Stratex Merger”). Upon the execution of the Stratex Merger agreement the Company entered into a $3,000,000 loan agreement with Stratex.

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

Our independent registered public accounting firm’s report on our December 31, 2013 financial statements expresses doubt about our ability to continue as a going concern. The report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern due to substantial losses from operations, negative working capital, negative cash flow, and the lack of sufficient capital, as of the date the report was issued, to support our planned capital expenditures to continue our drilling programs through 2014 or later. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Critical Accounting Policies

The establishment and consistent application of accounting policies is a vital component of accurately and fairly presenting our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), as well as ensuring compliance with applicable laws and regulations governing financial reporting. While there are rarely alternative methods or rules from which to select in establishing accounting and financial reporting policies, proper application often involves significant judgment regarding a given set of facts and circumstances and a complex series of decisions.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014. Based on this evaluation, the CEO and CFO have concluded that, as of March 31, 2014, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes made in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 1, 2012, Nostra Terra Oil & Gas Company (“NTOG”) filed an action against Richfield Oil & Gas Company, Hewitt Petroleum, Inc., Hewitt Energy Group, Inc., and Hewitt Energy Group, LLC in the Twenty-Third Judicial District Court of Russell County, Kansas. The complaint alleged that the Company defaulted on repayment obligations under a note and security agreement, dated April 13, 2011, in the principal amount of $1,300,000 and accrued interest at 10% per annum. During 2013 the Company made substantial payments towards the payment of the obligation. On February 14, 2014 the Court entered a final judgment in favor of Nostra Terra Oil and Gas Company and against Richfield Oil & Gas Company and Hewitt Energy Group, Inc. in the sum of $220,849. On May 2, 2014 the Company paid the judgment in full.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following summarizes all sales of our unregistered securities during the quarterly period ended March 31, 2014. The securities listed in each of the below referenced transactions were (i) issued without registration and (ii) were issued in reliance on the private offering exemptions contained in Sections 4(2), 4(5) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws as a transaction not involving a public offering. No placement or underwriting fees were paid in connection with these transactions. Proceeds from the sales of these securities were used for general working capital purposes. The securities are deemed restricted securities for purposes of the Securities Act.

Sales of Common Stock

During the quarterly period ended March 31, 2014, the Company issued 12,215,705 shares of common stock to directors and unaffiliated investors at an average price of $0.25 per share for cash, compensation, reduction of payables, settlement of a ratchet provision, extinguishment or reduction of notes payable, accrued interest, extension and conversion incentives.

Warrant and Stock Option Issuances

During the quarterly period ended March 31, 2014, the Company granted warrants to purchase up to 2,380,000 shares of common stock in connection with sales of stock, an extension on a convertible note and reduction of payables. The warrants have an exercise price between $0.25 and $0.50 per share, which expire between July 2014 and March 2016.

ITEM 6. EXHIBITS

The list of exhibits in the Exhibit Index to this quarterly report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RICHFIELD OIL & GAS COMPANY

Dated: May 15, 2014	By:	/s/ DOUGLAS C. HEWITT, SR.
Douglas C. Hewitt, Sr.
Chief Executive Officer

Dated: May 15, 2014	By:	/s/ GLENN G. MACNEIL
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

