Form 10-Q
period 2014-06-30
RICHFIELD OIL & GAS Co
filed 2014-08-14
CIK 1537834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes ☐    No ☒

The issuer had 60,616,448 sharess of common stock outstanding as of August 14, 2014.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

RICHFIELD OIL & GAS COMPANY

Condensed Consolidated Balance Sheets

June 30, 2014 and December 31, 2013

(Unaudited)

ASSETS
	June 30,	December 31,
	2014	2013
Current assets
Cash and cash equivalents	$93,363	$60,395
Restricted Cash	-	153,348
Accounts receivables, net	516,560	322,604
Deposits and prepaid expenses	111,342	77,475
Total current assets	721,265	613,822

Properties and equipment, at cost - successful efforts method:
Proved properties	7,100,949	7,139,663
Unproved properties	13,876,990	14,095,020
Well and related equipment	2,061,848	1,997,913
Accumulated depletion, depreciation and amortization	(1,234,307)	(1,224,523)
	21,805,480	22,008,073

Other properties and equipment	204,627	219,231
Accumulated depreciation	(191,229)	(203,743)
	13,398	15,488

Total assets	$22,540,143	$22,637,383

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,151,655	$2,049,750
Accrued expenses and other payables	1,177,303	3,104,485
Notes Payable	2,171,340	1,338,524
Current portion of convertible notes payable, net of discount of $49,525
and $120,264 at 6/30/14 and 12/31/13, respectively	451,217	1,861,386
Capital lease obligations	27,564	135,311
Current portion of asset retirement obligations	-	48,000
Derivative liability	-	310,156
Total current liabilities	4,979,079	8,847,612

Long-term liabilities
Convertible notes payable, net of current portion	3,194,972	-
Asset retirement obligations, net of current portion	366,199	394,075
Total long-term liabilities	3,561,171	394,075

Total liabilities	8,540,250	9,241,687

Commitments and contingencies

Stockholders' equity
Common stock, par value $.001; 250,000,000 authorized;
60,616,448 shares and 39,906,770 shares issued and outstanding
at 6/30/2014 and 12/31/2013, respectively	60,616	39,907
Additional paid-in capital	56,819,911	51,360,380
Accumulated deficit	(42,880,634)	(38,004,591)
Total stockholders' equity	13,999,893	13,395,696

Total liabilities and stockholders' equity	$22,540,143	$22,637,383

See the accompanying notes to condensed consolidated financial statements

RICHFIELD OIL & GAS COMPANY

Condensed Consolidated Statements of Operations

For the Three Months and Six Months Ended June 30, 2014 and 2013

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues
Oil and natural gas sales	$231,711	$305,673	$419,260	$517,840
Total revenues	231,711	305,673	419,260	517,840

Operating expenses
Production expenses	347,925	229,281	486,454	448,446
Production taxes	8,682	11,649	16,565	19,216
Exploration	99,558	32,340	133,729	71,551
Lease expiration	113,933	-	113,933	46,937
Depletion, depreciation, amortization and accretion	108,994	103,104	210,847	183,150
General and administrative expenses	729,630	1,177,755	2,947,996	2,187,528
Asset retirement obligation expenses	4,380	893	4,380	136,507
Loss (gain) on sale of assets	(29,875)	16,130	(29,875)	16,130
Total expenses	1,383,227	1,571,152	3,884,029	3,109,465

Loss from operations	(1,151,516)	(1,265,479)	(3,464,769)	(2,591,625)

Other income (expenses)
Gain on settlement of liabilities	388,882	526	421,975	30,367
Loss on extinguishment of debt	(530,218)	(631,353)	(530,218)	(631,353)
Loss on share issuance	-	-	(642,502)	-
Interest and finance expenses	(190,243)	(326,191)	(659,882)	(542,623)
Total other income (expenses)	(331,579)	(957,018)	(1,410,627)	(1,143,609)

Loss before income taxes	(1,483,095)	(2,222,497)	(4,875,396)	(3,735,234)

Income tax provision	(647)	(400)	(647)	(1,567)

Net loss	$(1,483,742)	$(2,222,897)	$(4,876,043)	$(3,736,801)

Net loss per common share – basic and diluted	$(0.03)	$(0.06)	$(0.09)	$(0.11)

Weighted average shares outstanding – basic and diluted	57,690,147	35,116,520	52,438,114	33,856,388

See the accompanying notes to condensed consolidated financial statements

RICHFIELD OIL & GAS COMPANY

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2014 and 2013

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(4,876,043)	$(3,736,801)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:

Depletion, depreciation, amortization and accretion	210,847	183,150
Asset retirement obligation release on plugged wells	-	(39,000)
Gain on settlement of liabilities	(421,975)	(30,367)
Loss on extinguishment of debt	530,218	631,353
Loss on share issuance	642,502	-
Capitalized interest on notes payable	-	16,317
Amortization of pre-paid interest	-	6,164
Lease expirations	113,933	46,937
Transfer of property for services	35,000	-
Loss on sale of assets	(29,875)	16,130
Amortization of debt discounts	120,278	7,379
Issuance of common stock, options and warrants for services and other expenses	1,829,828	794,146

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivables	(163,896)	182,668
Decrease (increase) in deposits and prepaid expenses	(33,867)	260,779
Decrease in asset retirement obligation	(65,146)	-
Increase (decrease) in accounts payable	(408,544)	184,953
Increase in accrued expenses and other payables	560,270	650,357
Net cash used in operating activities	(1,956,470)	(825,835)

Cash flows from investing activities:
Investment in oil and gas properties, including wells and related equipment	(880,734)	(920,964)
Proceeds from sale of assets	835,434	284,700
Net cash used in investing activities	(45,300)	(636,264)

Cash flows from financing activities:
Proceeds from notes and convertible notes payable	2,121,723	261,796
Payments on notes and convertible notes payable	(507,586)	(65,055)
Restricted cash for settlement of note and litigation (see NOTE 15 LEGAL PROCEEDINGS)	153,348	-
Proceeds from related party notes payable	-	-
Payments on related party notes payable	-	-
Payments on capital lease obligation	(107,747)	(15,748)
Proceeds from issuance of convertible preferred stock	-	-
Proceeds from issuance of warrants	-	7,378
Proceeds from issuance of common stock - net of issuance costs	375,000	1,069,000
Net cash provided by financing activities	2,034,738	1,257,371

Net increase (decrease) in cash and cash equivalents	32,968	(204,728)

Cash and cash equivalents - beginning of period	60,395	286,013

Cash and cash equivalents - end of period	$93,363	$81,285

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$93,447	$14,366
Cash paid during the period for income taxes	$647	$1,167

Non-cash financing and investing activities:
Purchase of oil and gas properties and conversion of JIB receivables billed to
working interest holders through issuance of common stock and warrants	$165,711	$8,500
Capitalized oil and gas properties included in accounts payable	$-	$907,722
Return of stock for payment of receivable	$45,000	$-
Sale of oil and gas properties for return of common stock	$-	$25,625
Conversion of pre-paid expenses, payables, and notes payable through issuance
of common stock and warrants	$1,322,653	$889,647
Conversion of payables through issuance of note payable	$1,326,404	$21,000
Disposal of well and related equipment	$62,735	$-
Derivative liability on common stock issued	$(310,156)	$-
Amortization of plugged wells	$121,942	$-
Capitalized asset retirement obligations	$-	$30,892
Write down of asset retirement obligation on sold properties	$14,742	$18,839

See the accompanying notes to condensed consolidated financial statements

RICHFIELD OIL & GAS COMPANY

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1	ORGANIZATION AND NATURE OF BUSINESS

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

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, HEGINC, HOPIN, HOIK and HOIU. All significant intercompany transactions and balances have been eliminated in our consolidation.

The Company is involved in leasing, exploring and drilling in Kansas, Utah and Wyoming. The Company is participating in over 38,000 acres of leaseholds (including leases from our lease option agreement with LT Land), seismic surveys, and numerous drilling projects in these states.  The Company uses proven technologies and drilling and production methods it believes are efficient and environmentally sound.

NOTE 2	GOING CONCERN

The Company’s condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations causing negative working capital, in that current liabilities exceed current assets, and the Company has negative operating cash flows, which raise substantial doubt about the Company’s ability to continue as a going concern. The Company sustained a net loss for the six months ended June 30, 2014 of $4,876,043 and a net loss for the year ended December 31, 2013 of $6,799,584, and has an accumulated deficit of $42,880,634 as of June 30, 2014.

The Company intends to make its planned capital expenditures in order to continue its drilling programs, but does not have sufficient realized revenues or operating cash flows in order to finance these activities internally. As a result, the Company has obtained financing in order to fund its working capital and capital expenditure needs. On May 6, 2014 the Company entered into an Agreement and Plan of Merger with Stratex Oil & Gas Holdings, Inc. a Colorado corporation (“Stratex Merger”). Upon the execution of the Stratex Merger agreement the Company entered into a $3,000,000 loan agreement with Stratex which was amended in July 2014 to increase the loan amount to $4,000,000 and extend the due date from November 2014 to January 2015 (see NOTE 16 SUBSEQUENT EVENTS).

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

As the Company has incurred losses for the six months ended June 30, 2014 and 2013, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculations. As of June 30, 2014 and 2013, there were 22,803,730 and 9,404,469 potentially dilutive shares, respectively.

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

Substantially all of the Company’s accounts receivable result from oil and gas sales and joint interest billings (“JIBs”) to third parties in the oil and gas industry.  This concentration of customers and joint interest owners may impact the Company’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. As of June 30, 2014, 37% of the accounts receivable balance resulted from two entities. For the six months ended June 30, 2014, all of the revenues resulted from producing wells in Kansas.

NOTE 4	OIL AND NATURAL GAS PROPERTIES

Divestitures for the six months ended June 30, 2014

In March 2014, the Company sold a 9.5% before and after payout working interest in the Liberty #1 Well and the Nephi Prospect for total net proceeds of $335,434 in cash.

In May 2014, the Company sold a 3.0% working interest in the Liberty # 1 well located in Juab County, Utah, along with certain leases covering approximately 447 mineral acres for total net proceeds of $500,000 in cash. Included in the sale was a right of first refusal to acquire from the Company, or its affiliate HOI Utah Property Series, L.L.C. - HUOP Freedom Trend Series, an undivided three percent (3.0%) of 8/8ths out of its working interest in certain deep rights pertaining to the HUOP Freedom Trend Prospect near Fountain Green, Utah.

Acquisitions for the six months ended June 30, 2014

In April 2014, the Company replaced two oil and gas leases with Joseph P. Tate, a director, and his spouse covering a combined 1,823 gross acres in the HUOP Freedom Trend Prospect with a new lease. The new lease is for a 10 year primary term commencing April 15, 2014 totaling $182,308 and was paid by the issuance of 729,232 shares of common stock valued at $0.25 per share. This amount is similar to third party 10 year primary term leases obtained by the Company in the HUOP Freedom Trend Prospect during 2013 (see NOTE 14 RELATED PARTY TRANSACTIONS).

In April 2014, the Company entered into a lease option agreement with LT Land Group, L.L.C. (LT Land) for the Company to purchase all oil and gas leases acquired by LT Land in Utah. From inception to June 21, 2014, Joseph P. Tate, a director of the Company, was also a member of LT Land. The premium paid for the option agreement which expires in June 2015, was $21,919 and was paid by $16,639 in cash and $5,280 paid by the issuance of 24,000 shares of common stock valued at $0.22 per share. The 24,000 shares of common stock were issued to Joseph P. Tate, a director of the Company (see NOTE 14 RELATED PARTY TRANSACTIONS). The exercise price to be paid by the Company to acquire the leases is the cost of the leases to LT Land plus 35%. No partial exercises of the leases are allowed. At the time of exercise, if the Company’s, or its successor by merger, 10 trading day average stock price is $0.30 or more per share, then the payment shall be in shares of common stock of the Company, or its successor by merger, at a value of $0.30 per share. If the Company’s, or its successor by merger, 10 trading day average stock price is below $0.30 or more per share, then the exercise price shall be paid in cash. As of June 30, 2014, leases covering 2,888 acres at a cost of $41,730 have been acquired by LT Land pursuant to this lease option agreement.

RICHFIELD OIL & GAS COMPANY

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5	NOTES PAYABLE

Notes Payable consists of the following:

	June 30,	December 31,
	2014	2013

Note Payable, interest at 7.5% per annum, monthly payments of $1,949, due April 2014,
secured by vehicle.	$-	$8,496

Note Payable, interest at 10.0% per annum, monthly payments of $15,000, due June 2015, secured
by a 10.00% working interest in certain HUOP Freedom Trend Prospect leases.	614,402	581,327

Note Payable, interest at 8.0% per annum, due on demand, unsecured.	-	94,701

Note Payable, interest at 12.0% per annum, due on demand, secured by a 10.00%
working interest in the Liberty Prospect.	-	389,000

Note Payable, interest at 0.0% per annum, due on demand, unsecured	15,000	15,000

Note Payable, interest at 12.0% per annum, due on demand, secured by a 10.00% working interest
in the Liberty Prospect.	-	50,000

Note Payable, interest at 8.0% per annum, due on demand, secured by a working interest
in certain Kansas leases.	-	100,000

Note Payable, interest at 8.0% per annum, due on demand, secured by a working interest
in certain Kansas leases.	-	100,000

Note Payable, interest at 12.0% per annum, due December 2014, secured by receivables from working
interest investors on Liberty #1 Well.	150,000	-

Note Payable, interest at 6.0% per annum, due January 2015, secured by a first lien position on
all oil and gas leases.	1,391,938	-

Total Notes Payable	2,171,340	1,338,524
Less: Current Portion (includes demand notes)	(2,171,340)	(1,338,524)
Long-Term Portion	$-	$-

RICHFIELD OIL & GAS COMPANY

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6	CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consists of the following:

	June 30,	December 31,
	2014	2013
Note Payable, interest at 12.0% per annum, due on demand, convertible into common shares of
the Company at a conversion rate of $2.50 per common share, unsecured.	$52,560	$52,560

Note Payable, interest at 10.0% per annum, due on demand, convertible into common shares of the Company at a conversion rate of $2.50 per common share, secured by certain
Kansas Leases and 10.00% working interest in certain Fountain Green Project Leases (see
NOTE 15 LEGAL PROCEEDINGS).	-	369,090

Note Payable, interest at 12.0% per annum, due June 2016, convertible into common shares of the Company at a conversion rate of $0.25 per common share, secured by a subordinated second
lien position on all oil and gas leases.	3,194,972	1,310,000

Note Payable, interest at 12.0% per annum, due December 2014, convertible into common shares of
the Company at a conversion rate of $0.60 per common share, unsecured.	150,000	150,000

Note Payable, interest at 12.0% per annum, due on demand, convertible into common shares of the Company at a conversion rate determined by 50% of the weighted average price of the stock during the five trading days immediately preceding the conversion date, secured by a 10.0% working
interest in the Liberty Prospect.	-	50,000

Note Payable, interest at 12.0% per annum, due on demand, convertible into common shares of the Company at a conversion rate determined by 50% of the weighted average price of the stock during the five trading days immediately preceding the conversion date, secured by a 10.0% working
interest in the Liberty Prospect.	-	50,000

Note Payable, interest at 12% per annum, due May 2015, convertible into common shares of the
Company at a conversion rate of $0.25 per common share, unsecured.	298,182	-

Total Convertible Notes Payable	3,695,714	1,981,650
Less: Unamortized Debt Discount	(49,525)	(120,264)
Less: Current Portion (includes demand notes)	(451,217)	(1,861,386)
Long-Term Portion	$3,194,972	$-

NOTE 7	CAPITAL LEASE OBLIGATION

The Company currently leases certain well equipment under a capital lease agreement. The term of the capital lease is for 10 months with monthly payments of $21,000. The final payment on this lease is due in August 2014.  A previous capital lease agreement was paid off in April 2013. As of June 30, 2014 and December 31, 2013, the remaining capital lease obligation was $27,564 and $135,311, respectively.

As of June 30, 2014 and December 31, 2013, total well equipment acquired under capital leases was $264,143 and $333,951, respectively and accumulated depreciation was $99,859 and $139,165, respectively.

Estimated annual future maturities of capital leases are as follows:

Years Ended December 31,	Amount
2014	$27,564
Thereafter	-
Total	$27,564

RICHFIELD OIL & GAS COMPANY

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 8	OPERATING LEASES

The Company leases office space in Salt Lake City, Utah (“Premises Lease”) which consists of approximately 5,482 square feet.  The Company entered into a five year and five month lease agreement effective September 1, 2013. The annualized lease obligations for the 12 month period September 1, 2013 to August 31, 2014 is $67,155 with annualized lease obligations for the subsequent 4 years in the amount of $115,122. The Company has a prepaid security deposit of $11,122.  For the six month periods ended June 30, 2014 and 2013, the Premises Lease payments were $58,005 and $54,987, respectively.

The Company leases a printer, copier and fax machine. The original lease term was for 37 months beginning in March 2010 with month lease payments of $255. The Company entered into a new 36 month lease with new equipment commencing January 2013 with monthly payments of $654. For the six month period ended June 30, 2014 and 2013 the lease payments were $4,564 and $3,270, respectively.

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

The following table summarizes the Company’s asset retirement obligation transactions recorded in accordance with the provisions of FASB ASC 410 during the six months ended June 30, 2014:

June 30,
2014
Beginning asset retirement obligation, as of December 31, 2013	$442,157
Liabilities decreased for wells sold or plugged	(79,888)
Accretion of discount on asset retirement obligations	4,012
Ending asset retirement obligations, as of June 30, 2014	$366,199

NOTE 10	PREFERRED STOCK

As of June 30, 2014 and December 31, 2013, the Company had 50,000,000 shares of preferred stock authorized at a par value of $0.001 per share and had no shares of preferred stock issued or outstanding.

NOTE 11	COMMON STOCK

In January 2014, the Company issued 3,969,408 shares of common stock to unaffiliated investors and one director, Mr. Joseph P. Tate, pursuant to a ratchet provision under the terms of common stock subscription agreements. The fair value of these shares at the time of issuance was $952,658 or $0.24 per share of which $310,156 eliminated the derivative liability resulting in a loss of $642,502 on the date of issuance.

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

In January and March 2014, the Company issued 2,311,670 shares of common stock to unaffiliated debt holders at a contract price between $0.12 and $0.25 per share for the conversions of notes payable, accrued interest, and settlement conversion incentives. The fair value of these shares at the time of issuance was $555,904, or between $0.20 and $0.25 per share of which $115,477 was expensed as finance charges and $215,385 resulted in a net loss on settlement of debt on the date of issuance.

During the six months ended June 30, 2014, the Company issued 1,493,219 shares of common stock to consultants as compensation for services in the amount of $166,799 and reduction of an outstanding payable in the amount of $198,967. The shares issued were fully vested and the fair value of the shares issued in the amount of $362,153 or between $0.18 and $0.26 per share of which $166,799 was expensed on the date of grant and $3,613 resulted in a gain on settlement of debt.

In March 2014, a consultant returned 62,500 shares of the Company’s common stock as settlement of a receivable pursuant to 2013 agreements at a price of $45,000 or $0.72 per share which was the fair market value of the shares at the time of the agreements.

In April 2014, the Company issued 753,232 shares of common stock valued at $187,588 or between $0.22 and $0.25 per share to Joseph P. Tate, a director and his spouse related to a new lease in the HUOP Freedom Trend Prospect for a 10 year primary term commencing April 15, 2014 and a lease option agreement. The new lease terms are similar to third party 10 year primary term leases obtained by the Company in the HUOP Freedom Trend Prospect during 2013.

In May 2014, the Company issued 5,836,117 shares of common stock to directors, officers and independent consultants at a conversion price of $0.25 per share for the settlement of $1,459,029 of outstanding compensation and services performed. The stock was valued at $1,063,509 or $0.18 per share on the date of grant resulting in a $218,593 gain on settlement of debt and a $176,927 contribution to capital.

NOTE 12	WARRANTS TO PURCHASE COMMON STOCK

As of June 30, 2014, there were 8,559,061 warrants to purchase shares of common stock outstanding and fully vested. These warrants have an exercise price between $0.25 and $5.00 per share and expire at various times between July 2014 and May 2017.

During the six months ended June 30, 2014, warrants totaling 5,980,000 for shares of common stock were granted.

Of the total warrants granted during the six months ended June 30, 2014, 1,500,000 warrants were granted in conjunction with private placements of common stock for cash proceeds (see NOTE 11 COMMON STOCK) that have an exercise price of $0.25 per share and expire between July and September 2014.

The remaining 4,480,000 warrants granted during the six months ended June 30, 2014, were issued in conjunction with the issuance of a new note payable, the extension of an existing note payable and in conjunction with the reduction of an outstanding payable. These transactions are accounted for by the Company under the provisions of FASB ASC 470 and 505. These standards require the Company to determine the fair value of the warrants.  The Company uses the Black-Scholes option valuation model to calculate the fair value of stock-based payments at the date of grant.  Warrant pricing models require the input of highly subjective assumptions, including the expected price volatility.  For warrants granted, the Company used its own stock trading history to determine the expected volatility.  Changes in these assumptions can materially affect the fair value estimate.

RICHFIELD OIL & GAS COMPANY

Notes to Condensed Consolidated Financial Statements (Unaudited)

During the six months ended June 30, 2014, the Company has determined the fair value of the 4,480,000 warrants granted to be $665,516 of which $634,876 has been expensed in the period.

The following is the weighted average of the assumptions used in calculating the fair value of the warrants granted during the period using the Black-Scholes model:

Six Months Ended
June 30, 2014
Fair market value	$0.19
Exercise price	$0.27

Risk free rates	0.74%
Dividend yield	0.00%
Expected volatility	171.25%
Contractual term	2.67 Years

The weighted-average fair market value at the date of grant for warrants granted are as follows:

Fair value per warrant	$0.14855
Total warrants granted	4,480,000
Total fair value of warrants granted	$665,516

The following table summarizes the Company’s total warrant activity for the six months ended June 30, 2014:

			Weighted-
			Average
		Weighted-	Remainder
		Average	Contractual
	Warrants	Exercise Price	Term in Years
Warrants outstanding as of December 31, 2013	5,361,587	$1.27	0.63
Granted	5,980,000	$0.26	2.13
Exercised	-	-	-
Expired/Canceled	(2,782,526)	-	-
Warrants outstanding as of June 30, 2014	8,559,061	$0.67	1.45

NOTE 13	FAIR VALUE

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

RICHFIELD OIL & GAS COMPANY

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The fair value of the Company’s asset retirement obligations are determined using discounted cash flow methodologies based on inputs that are not readily available in public markets. These estimates are derived from historical costs as well as management’s expectation of future costs environments. As there is no corroborating market activity to support the assumptions used, the Company has designated these liabilities as Level 3. A reconciliation of the beginning and ending balances of the Company’s asset retirement obligation is presented in NOTE 9 ASSET RETIREMENT OBLIGATIONS.

The fair value of the Company’s derivative liability was determined using estimates and assumptions that are not readily available in public markets and has designated this liability as Level 3. As of June 30, 2014 the derivative liability was extinguished as the required stock was issued (see NOTE 11 COMMON STOCK). The following table presents a reconciliation of the beginning and ending balances of our derivative liability, as of June 30, 2014:

Balance at December 31, 2013	$310,156
New Derivative Liability	-
Transfers to (from) Level 3	-
Total (gains)/losses included in earnings	-
Issuances	(310,156)

Balance at June 30, 2014	$-

NOTE 14	RELATED PARTY TRANSACTIONS

Certain Relationships and Related Transactions

A.	Douglas C. Hewitt, Sr., President, Chief Executive Officer and Interim Chairman of the Board

An affiliate of Douglas C. Hewitt, Sr., President and Chief Executive Officer, who became our Interim Chairman of the Board on May 6, 2014, is a party to the following transaction with the Company for the six months ended June 30, 2014 as described below.

The D. Mack Trust

•	Mr. Hewitt is the sole beneficiary of The D. Mack Trust, an irrevocable trust established by Mr. Hewitt on May 15, 2009. As of March 31, 2014, the D. Mack Trust had overriding royalty interests (“ORRIs”) ranging from 0.50% to 3.625% in 1,636 net acres leased by the Company in Kansas. The D. Mack Trust received $8,609 and $12,608 in royalties for the six months ended June 30, 2014 and 2013, respectively, from the ORRIs.

B.	Joseph P. Tate, a Director

Joseph P. Tate became one of our directors effective March 31, 2012. Mr. Tate has entered into the following transaction with the Company for the six months ended June 30, 2014 as described below.

•	In January 2014, Mr. Tate received 262,821 shares of the Company’s common stock pursuant to a ratchet provision under the terms of common stock subscription agreements that were similar to unaffiliated investors (see NOTE 11 COMMON STOCK). The fair value of these shares at the time of issuance was $63,077 or $0.24 per share.
•	Mr. Tate is a beneficial owner of land within the HUOP. In April 2014, the Company replaced two oil and gas leases with Joseph P. Tate, a director, and his spouse covering a combined 1,823 gross acres in the HUOP Freedom Trend Prospect with a new lease. The new lease is for a 10 year primary term commencing April 15, 2014 totaling $182,308 and was paid by the issuance of 729,232 shares of common stock valued at $0.25 per share. The lease terms are similar to third party 10 year primary term leases obtained by the Company in the HUOP Freedom Trend Prospect during 2013. Pursuant to the terms of the new Tate lease, Tate is entitled to 12.50% landowner royalty-interest revenues relating to hydrocarbons produced by Richfield. No oil or natural gas has been extracted from the leased land and therefore no landowner royalties have been paid to Tate.

RICHFIELD OIL & GAS COMPANY

Notes to Condensed Consolidated Financial Statements (Unaudited)

•	Mr. Tate was a member of LT Land until June 21, 2014. Pursuant to his interest in LT Land, he was issued 24,000 shares of common stock valued at $5,280 or $0.22 per share. (see NOTE 4 OIL AND NATURAL GAS PROPERTIES).

C.	Alan D. Gaines, Former Chairman of the Board

Alan D. Gaines became one of our directors and Chairman of the Board effective May 6, 2013. On May 6, 2014 Mr. Gaines resigned from this position and as a director. Mr. Gaines entered into the following transaction with the Company for the six months ended June 30, 2014 as described below.

•	In January 2014, The Board of Directors approved the cancellation of 3,500,000 outstanding employee stock options issued to Mr. Alan D. Gaines, who at the time was our Executive Chairman of the Board of Directors and the issuance to him of 4,908,532 restricted Company common stock representing 9.9% of the Company’s common shares at the time. The stock was fully vested and the fair value of the shares issued in the amount of $1,225,660 or $0.25 per share was expensed on the date of grant. (see NOTE 11 COMMON STOCK).

NOTE 15	LEGAL PROCEEDINGS

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

In July 2014 the Company entered into Amendment No. 1 (the “Amendment”) to that certain Agreement and Plan of Merger dated as of May 6, 2014 (the “Merger Agreement”) with Stratex Oil & Gas Holdings, Inc. (“Stratex”) and amended and restated that certain Note and Security Agreement dated as of May 6, 2014 (the “Note and Security Agreement” and, as so amended, the “Amended and Restated Note and Security Agreement”).

RICHFIELD OIL & GAS COMPANY

Notes to Condensed Consolidated Financial Statements (Unaudited)

Pursuant to the Amendment, certain conditions to the obligations of the parties to consummate the Merger were amended as follows: (i) the condition that Stratex have no less than $5,000,000 in cash on hand at the time of the Merger was reduced to no less than $2,000,000 in cash on hand; (ii) the condition that not more than 5% of Richfield’s stockholders shall have taken the steps required by the Appraisal Provisions of the NRS to obtain payment for the value of their shares in connection with the Merger was increased to not more than 10% and (iii) the condition that Richfield’s liabilities (excluding certain permitted exceptions) not exceed $6,500,000 was increased to $6,650,000. In addition, the right of each party to terminate the Merger Agreement if the Merger has not been consummated by the “end date” of September 30, 2014 was extended to November 30, 2014 (and until January 30, 2015 if all closing conditions (other than receipt of Richfield’s shareholder approval or the failure of the Form S-4 registration statement to be declared effective) have been satisfied by November 30, 2014).

Pursuant to the Amended and Restated Note and Security Agreement, the amount which Stratex has agreed to advance to Richfield and its subsidiaries, has been increased by $1,000,000 to a total of $4,000,000. Of the additional $1,000,000, $200,000 may be used by Richfield for general corporate purposes and $800,000 is to be used solely in connection with the Kansas Work Program. As of the date of the Amended and Restated Note and Security Agreement, approximately $717,000 had been advanced by Stratex to Richfield to develop Richfield’s Kansas properties and $1,000,000 had been advanced for general corporate purposes. The determination to advance additional funds prior to the Merger in order to further develop Richfield’s Kansas properties was made by Stratex’ management as a direct result of the early production success in Kansas since signing the Merger Agreement.

In July 2014 the Company sold a Company vehicle to Douglas C. Hewitt, Sr., President, Chief Executive Officer and Interim Chairman of the Board at a price of $5,400 as valued by an independent vehicle appraiser. The amount was paid by the return of 30,000 shares of common stock valued at $0.18 per share. The shares were returned to treasury for cancellation.

In July 2014 the Company issued 30,000 shares of common stock to certain employees as compensation for services at a value of $7,500 or $0.25 per share. The $7,500 was expensed on the date of issuance.

In July 2014 the Company paid the remaining principal balance of a note to an unaffiliated investor in the amount of $70,000 plus accrued interest $2,466 for a total cash payment of $72,466.

As of August 14, 2014, leases covering 4,196 acres at a cost of $182,272 have been acquired by LT Land pursuant to the lease option agreement (see NOTE 4 OIL AND NATURAL GAS PROPERTIES).

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

Overview of our Business

We are an independent oil and gas exploration and production company with projects in Kansas, Utah and Wyoming. The focus of our business is acquiring, retrofitting and operating or selling oil and gas assets and related production. We have three primary strategic directions:

•	We use our research technology to identify prospective properties in Kansas that were initially developed between the 1920s and 1950s, but which may be subject to further development through the use of more modern production techniques. We refer to these properties as our “Mid-Continent Project,” which currently includes 2,106 gross (1,991 net) acres. We have identified significant oil and natural gas reserves from these early exploration properties, many of which were previously underdeveloped due to inefficient and antiquated exploration and production methods and low commodity prices. In most cases these wells were developed and left fallow by major oil and gas companies. Using current technology and methodologies, we have successfully developed both production and proved reserves within these fields, and we intend to continue to pursue this strategy in the future.

•	We have three properties on the Utah–Wyoming Overthrust, including one property containing a well that we are in the process of refurbishing in order to place it into production. We currently own or lease 2,311 gross (1,919 net) acres on the Utah-Wyoming Overthrust, near the border between northern Utah and south-western Wyoming. We refer to these properties as our “Utah-Wyoming Overthrust Project.” We intend to conduct additional development activities with respect to our Utah-Wyoming Overthrust Project.

•	We have conducted a limited amount of exploration for oil and natural gas reserves in the Central Utah Overthrust region, where we are participating in 33,899 gross (13,521 net) acres, including leases from our lease option agreement with LT Land. We refer to these properties as our “Central Utah Overthrust Project.” We and our partners intend to conduct drilling operations, acquire additional acreage and conduct further exploration activities with respect to our Central Utah Overthrust Project.

Our approach to acquiring leases and developing producing properties focuses on three types of development activities:

•	Activities involving the identification, acquisition and development of leases of property in which oil or natural gas is known to exist.

•	Activities involving low or moderate exploration and development risk. These include leases of property where oil and natural gas has been produced in the past but there are no existing wells.

•	Activities involving the acquisition of properties where it is reasonably believed that potential hydrocarbon values exist based on analysis involving geochemical, radiometric, gravitational and seismic data. This may include projects that have never been drilled or tested for oil and natural gas in the past.

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

Production History

The following table presents information about our produced oil volumes during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. We did not produce natural gas during these time periods. As of June 30, 2014, we were selling oil from a total of 14 gross wells (13.2 net), compared to 16 gross wells (15.2 net) as of June 30, 2013.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net Production:
Oil (Bbl)	2,358	3,465	4,403	5,858

Average Sales Price:
Oil (per Bbl)	$98.27	$88.22	$95.22	$88.40

Average Production Costs:
Oil (per Bbl)	$147.55	$66.17	$110.48	$76.56

Depletion of Oil and Gas Properties

Our depletion expense is driven by many factors, including certain costs incurred in the development of producing reserves, production levels and estimates of proved reserve quantities.  Our depletion expense totaled $26,547 and $55,392 for the three and six months ended June 30, 2014, respectively, compared to $41,783 and $66,031 for the three and six months ended June 30, 2013, respectively.

The following table presents our depletion expenses per barrel of oil for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Depletion of Oil (per Bbl):	$11.26	$12.06	$12.58	$11.27

Results of Operations

The following presents an overview of our results of operations for the three and six months ended June 30, 2014, compared to the three and six months ended June 30, 2013.

Three months ended June 30, 2014 Compared to the three months ended June 30, 2013

Average Daily Production. Our net oil production for the three months ended June 30, 2014 averaged approximately 26 Bopd after royalties compared to approximately 38 Bopd for the three months ended June 30, 2013. The decrease in production in 2014 compared to 2013 is due to the temporary shut-in of wells and other temporary well repair downtime in Kansas and Wyoming.

Oil Revenues. Our oil revenues decreased by $73,962, or 24.2%, from $305,673 for the three months ended June 30, 2013 to $231,711 for the three months ended June 30, 2014. The decrease in revenue is due to a decrease of 1,107 barrels of oil produced for the three months ended June 30, 2014 from the same period in 2013, equating to a decrease of $97,657 partially offset by an $10.05 increase in the weighted average price per barrel sold for the three months ended June 30, 2014, equating to an increase of $23,695.

Net Loss on Earnings Per Share. We realized a net loss of $1,483,742 or $0.03 per basic and diluted share of common stock, for the three months ended June 30, 2014, compared to a net loss of $2,222,897 or $0.06 per basic and diluted share of common stock for the three months ended June 30, 2013. The lower net loss of $739,155 was due mainly to the change in other income items relating to an increased gain on settlement of liabilities, a lower loss on extinguishment of debt, lower interest and finance expenses and lower general and administrative expenses, partially offset by increases in production expenses and lease expirations.

Operating Expenses. Total operating expenses were $1,383,227 for the three months ended June 30, 2014 compared to $1,571,152 for the three months ended June 30, 2013. The $187,925 or 12.0% decrease in operating expenses was due primarily to a decrease in general and administrative expenses of $448,125, partially offset by an increase in lease expirations of $113,933, an increase in production expense of $118,644 and an increase in all other expenses in the amount of $27,623.

Production Expenses. Our production expenses for the three months ended June 30, 2014 were $271,589 or $115.18 per barrel of oil, compared to $347,925 or $147.55 per barrel of oil, for the three months ended June 30, 2013, which represents a $118,644 or 51.7% increase. The overall production expenses increased due to increased repair efforts on our wells towards the end of the quarter as a result of funding availability. Our cost per barrel for the three months ended June 30, 2014 increased due the production expenses and lower production volumes. Our cost per barrel continues to remain above the industry averages due to our fixed costs, such as electricity, personnel and related expenses, and the cost of maintaining our 26 current non-producing wells including nine salt water disposal wells that are underutilized. We expect our fixed costs on a per barrel basis will decline as we place into production our non-producing wells.

Exploration Expenses. Exploration expenses increased 207.8%, or $67,218, from $32,340 for the three months ended June 30, 2013 to $99,558 for the three months ended June 30, 2014. We performed some additional work on our undeveloped Utah prospects as a result of funding availability from the proceeds of the sale of working interest.

Lease Expiration. Lease expirations increased $113,933 for the three months ended June 30, 2014 from $0 for the three months ended June 30, 2013. The expense for the three months ended June 30, 2014 was due to a charge in the amount of $106,907 required for leases pertaining to property in our undeveloped Utah prospects that will be expiring in the next year without the option contained in the lease to renew. The balance of $7,026 is due to leases that expired in our developed properties in Kansas.

Depletion, Depreciation, Amortization and Accretion. We recorded depletion, depreciation, amortization and accretion of $108,994 during the three months ended June 30, 2014 compared to $103,104 during the three months ended June 30, 2013. The increase of 5.7% or $5,890, was mainly due to increased depreciation of $21,515 during the three months ended June 30, 2014 as a result of increased well equipment additions since June 30, 2013. Depletion expense decreased $15,236 as a result of a decrease in the depletion cost per barrel, a decrease in overall production volumes and a decrease of $389 due to accretion of the discount on our asset retirement obligation.

General and Administrative Expenses. General and administrative expenses were $729,630 for the three months ended June 30, 2014 compared to $1,177,755 for the three months ended June 30, 2013. The decrease of $448,125 or 38.0% was due to decrease of $242,269 in expenses for external consultants including legal and accounting; a net decrease of $101,721 in compensation to directors and officers and a decrease in all other expenses of $105,135 during the three months ended June 30, 2014 from the same period in 2013.

Asset Retirement Obligation Expense. We incurred asset and retirement obligation expenses in the amount of $4,380 for the three months ended June 30, 2014 compare to $893 during the three months ended June 30, 2013. This increase of $3,487 or 390.5% is due to the additional expense for the plugging of wells in Kansas that exceeded their asset retirement obligation liability. They were in very poor mechanical condition that was unknown to us prior to starting our rework operations.

Other Income (Expenses). Total other income and expenses during the three months ended June 30, 2014 resulted in a net other expense of $331,579 compared to a net other expense of $957,018 for the three months ended June 30, 2013 representing a net favorable increase of $625,439 as detailed below.

Gain on settlement of liabilities. The Company realized a gain on settlement of liabilities in the amount of $388,882 for the three months ended June 30, 2014 compared to a gain of $526 for the three months ended June 30, 2013. This increase of $388,356 is due to the favorable settlement terms of outstanding liabilities for cash and common stock.

Loss on extinguishment of debt. The Company incurred a loss on extinguishment of debt in the amount of $530,218 for the three months ended June 30, 2014 compared to a loss of $631,353 for the three months ended June 30, 2013. This decrease in the loss of $101,135 is due to the efforts made in 2013 to reduce debt through the conversions to common stock with a ratchet provision and warrants. In 2014, the extinguishment of one of our convertible notes resulted in a loss of $545,466 which was partially offset by other gains on extinguishment of debt in the amount of $15,248.

Interest and Finance Expenses. For the three months ended June 30, 2014, we incurred interest and finances expenses of $190,243 compared to $326,191 for the three months ended June 30, 2013. The decrease of $135,948 in 2014 over 2013 is due to reduced interest expenses from lower outstanding debt during the period due to the conversion to common stock of notes payable in previous periods and lower overall interest rate terms on current debt.

Six months ended June 30, 2014 Compared to the six months ended June 30, 2013

Average Daily Production. Our net oil production for the six months ended June 30, 2014 averaged approximately 24 Bopd after royalties compared to approximately 32 Bopd for the six months ended June 30, 2013. The decrease in production in 2014 compared to 2013 is due to the temporary shut-in of wells and other temporary well repair downtime in Kansas and Wyoming.

Oil Revenues. Our oil revenues decrease by $98,580, or 19.0%, from $517,840 for the six months ended June 30, 2013 to $419,260 for the six months ended June 30, 2014. The decrease in revenue is due to a decrease of 1,455 barrels of oil produced for the six months ended June 30, 2014 over the same period in 2013, equating to a decrease of $128,620 partially offset by an $6.82 increase in the weighted average price per barrel sold for the six months ended June 30, 2014, equating to an increase of $30,040.

Net Loss on Earnings Per Share. We realized a net loss of $4,875,043 or $0.09 per basic and diluted share of common stock, for the six months ended June 30, 2014, compared to a net loss of $3,736,801 or $0.11 per basic and diluted share of common stock for the six months ended June 30, 2013. The higher net loss of $1,139,242 was due mainly to the increase in our general and administrative expenses and the loss on share issuances, partially offset by an increase in the settlement of liabilities and a lower loss on the extinguishment of debt.

Operating Expenses. Total operating expenses were $3,884,029 for the six months ended June 30, 2014 compared to $3,109,465 for the six months ended June 30, 2013. The $774,564 or 24.9% increase in operating expenses was due primarily to an increase in general and administrative expenses of $760,468.

Production Expenses. Our production expenses for the six months ended June 30, 2014 were $486,454 or $110.48 per barrel of oil, compared to $448,446 or $76.56 per barrel of oil, for the six months ended June 30, 2013, which represents a $38,008 or 8.5% increase. The overall production expenses increased due to higher repair costs on our wells. Our cost per barrel for the six months ended June 30, 2014 continues to remain above the industry averages due to our fixed costs, such as electricity, personnel and related expenses, and the cost of maintaining our 26 current non-producing wells including nine salt water disposal wells that are underutilized. We expect our fixed costs on a per barrel basis will decline as we place into production our non-producing wells.

Exploration Expenses. Exploration expenses increased 86.9%, or $62,178 from $71,511 for the six months ended June 30, 2013 to $133,729 for the six months ended June 30, 2014. We performed some additional work on our undeveloped Utah prospects as a result of funding availability from the proceeds of the sale of working interest.

Lease Expiration. Lease expirations increased from $46,937 for the six months ended June 30, 2013 to $113,933 for the six months ended June 30, 2014. The increase of $66,996 was due to a charge in the amount of $106,907 required for leases pertaining to property in our undeveloped Utah prospects that will be expiring in the next year without the option contained in the lease to renew, partially offset by an net decrease of $39,911 on our other developed properties in Kansas.

Depletion, Depreciation, Amortization and Accretion. We recorded depletion, depreciation, amortization and accretion of $210,847 during the six months ended June 30, 2014 compared to $183,150 during the six months ended June 30, 2013. The increase of 15.1% or $27,697 was mainly due to increased depreciation of $38,489 during the six months ended June 30, 2014 as a result of increased well equipment additions since June 30, 2013. Depletion expense decreased by $10,639 as a result of a decrease in overall production volumes, partially offset by an increase in the cost per barrel. The remaining decrease of $153 is due to the net change in accretion of the discount on our asset retirement obligation.

General and Administrative Expenses. General and administrative expenses were $2,947,996 for the six months ended June 30, 2014 compared to $2,187,528 for the six months ended June 30, 2013. The increase of $760,468 or 34.8% was due to $1,041,413 in non-cash stock compensation to one of our directors, partially offset by a decrease of $340,397 in expenses for external consultants including legal and accounting; a net increase of $59,452 in all other expenses during the six months ended June 30, 2014 from the same period in 2013.

Asset Retirement Obligation Expense. We incurred asset and retirement obligation expenses in the amount of $4,380 for the six months ended June 30, 2014 compare to $136,507 during the six months ended June 30, 2013. This decrease of $132,127 is due to the additional expense in 2013 for the plugging of three wells in Kansas that exceeded their asset retirement obligation liability.

Other Income (Expenses). Total other income and expenses during the six months ended June 30, 2014 was a net expense of $1,410,627 compared to a net expense of $1,143,609 for the six months ended June 30, 2013 representing a decrease of $267,018 or 23.3% as detailed below.

Gain on settlement of liabilities. The Company realized a gain on settlement of liabilities in the amount of $421,975 for the six months ended June 30, 2014 compared to a gain of $30,367 for the six months ended June 30, 2013. This increase of $391,608 is due to the favorable settlement terms of outstanding liabilities for cash and common stock.

Loss on extinguishment of debt. The Company incurred a loss on extinguishment of debt in the amount of $530,218 for the six months ended June 30, 2014 compared to a loss of $631,353 for the six months ended June 30, 2013. This decrease in the loss of $101,135 is due to the efforts made in 2013 to reduce debt through the conversions to common stock with a ratchet provision and warrants. In 2014, the extinguishment of one of our convertible notes resulted in a loss of $545,466 which was partially offset by other gains on extinguishment of debt in the amount of $15,248.

Interest and Finance Expenses. For the six months ended June 30, 2014, we incurred interest and finances expenses of $659,882 compared to $542,623 for the six months ended June 30, 2013. The increase of $117,259 in 2014 over 2013 is due primarily to an increase of $189,703 in interest expense due to extension and conversion incentives on convertible notes during the six months ended June 30, 2014 offset by $72,444 due to reduced interest expenses from lower outstanding debt during the period because of the conversion to common stock of notes payable in previous periods and lower overall interest rate terms on current debt.

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

The following table summarizes our total current assets, total current liabilities and working capital deficiency as of June 30, 2014 compared to December 31, 2013:

	June 30,	December 31,
	2014	2013
Current Assets	$721,265	$613,822
Current Liabilities	4,979,079	8,847,612
Working Capital Deficiency	$(4,257,814)	$(8,233,790)

Cash and cash equivalents were $93,363 as of June 30, 2014, compared to $60,395 as of December 31, 2013. Changes in the net cash provided by and (used in) our operating, investing and financing activities for the six months ended June 30, 2014 and 2013 are set forth in the following table:

	Six Months Ended		Net Cash
	June 30,		Increase
	2014	2013	(Decrease)
Net cash used in operating activities	$(1,956,470)	$(825,835)	$(1,130,635)
Net cash used in investing activities	(45,300)	(636,264)	590,964
Net cash provided by financing activities	2,034,738	1,257,371	777,367
Increase (decrease) in cash and cash equivalents	$32,968	$(204,728)	$237,696

Net cash from operating activities is derived from net loss from operations adjusted for non-cash items, changes in the balances of accounts receivables, deposits and prepaid expenses, accounts payables, accrued expenses and other payables. For the six months ended June 30, 2014, we used net cash in operating activities in the amount of $1,956,470 compared to $825,835 for the six months ended June 30, 2013. This decrease in net cash of $1,130,635 from 2013 to 2014 was primarily due to a decrease in accounts payable of $593,497, an increase in accounts receivables of $346,564 an increase in deposits and prepaid expenses of $294,646, partially offset by a net increase of $104,072 from all other operating items.

Net cash from investing activities is derived from the proceeds and disbursements from sales and purchases of oil and gas properties, including wells and related equipment. For the six months ended June 30, 2014, we had cash used in investing activities in the amount of $45,300 compared to cash used by investing activities in the amount of $636,264 for the six months ended June 30, 2013. This increase in net cash of $590,964 was primarily due to an increase in the proceeds from sale of oil and gas assets in the amount of $550,734 as well as fewer purchases of oil and gas properties and other equipment in the amount of $40,230.

Net cash from financing activities is derived from the proceeds from the issuance of equity securities and notes and convertible notes payable reduced by payments on our notes and convertible notes payable. For the six months ended June 30, 2014, we had net cash provided by financing activities of $2,034,738 compared to net cash provided by financing activities 1,257,371 for the six months ended June 30, 2013, resulting in an increase of $777,367 in our net cash period over period. This increase is due primarily to an increase of $1,859,927 in cash raised through the issuance of equity securities in 2014 over 2013 offset by a decrease of $694,000 in funds raised through the issuance of common stock, and increase of $442,531 in payments on our notes payable, convertible notes payable, and capital leases and an increase in cash from all other financing activities totaling $53,971.

Satisfaction of our cash obligations for the next 12 months and our ability to continue as a going concern

Our operations do not produce significant cash flow and we rely almost exclusively on external sources of liquidity. As of June 30, 2014, we have a $4,257,814 working capital deficiency and we need additional funding to pay our current liabilities, continue as a going concern and execute our business plan. We have historically addressed working capital deficiencies through frequent private sales of stock and warrants for cash, exchanges of stock and warrants in satisfaction of liabilities or for services, issuing short- and long-term promissory notes and sales of our assets. The Company intends to make its planned capital expenditures in order to continue its drilling programs, but does not have sufficient realized revenues or operating cash flows in order to finance these activities internally. As a result, the Company has obtained financing in order to fund its working capital and capital expenditure needs. On May 6, 2014 the Company entered into an Agreement and Plan of Merger with Stratex Oil & Gas Holdings, Inc. a Colorado corporation (“Stratex Merger”). Upon the execution of the Stratex Merger agreement the Company entered into a $3,000,000 loan agreement with Stratex which was amended in July 2014 to increase the loan amount to $4,000,000 and extend the due date from November 2014 to January 2015.

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

Off-Balance Sheet Arrangements

In April 2014, the Company entered into a lease option agreement with LT Land Group, L.L.C. (LT Land) for the Company to purchase all oil and gas leases acquired by LT Land in Utah. The premium paid for the option agreement which expires in June 2015, was $21,919 and was paid by $16,639 in cash and $5,280 paid by the issuance of 24,000 shares of common stock valued at $0.22 per share. The exercise price to be paid by the Company to acquire the leases is the cost of the leases to LT Land plus 35%. No partial exercises of the leases are allowed. At the time of exercise of the lease option, if the Company’s (or its successor by merger) 10 trading day average stock price is $0.30 or more per share, then the price of the exercise price must be in shares of common stock of the Company (or its successor by merger), at a value of $0.30 per share. If the Company’s (or its successor by merger) 10 trading day average stock price is below $0.30 or more per share, then the exercise price must be paid in cash. As of June 30, 2014, leases covering 2,888 acres at a cost of $41,730 have been acquired by LT Land pursuant to this lease option agreement.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014. Based on this evaluation, the CEO and CFO have concluded that, as of June 30, 2014, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes made in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following summarizes all sales of our unregistered securities during the quarterly period ended June 30, 2014. The securities listed in each of the below referenced transactions were (i) issued without registration and (ii) were issued in reliance on the private offering exemptions contained in Sections 4(2), 4(5) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws as a transaction not involving a public offering. No placement or underwriting fees were paid in connection with these transactions. Proceeds from the sales of these securities were used for general working capital purposes. The securities are deemed restricted securities for purposes of the Securities Act.

Sales of Common Stock

In April 2014, the Company issued 753,232 shares of common stock valued at $187,588 or between $0.22 and $0.25 per share to Joseph P. Tate, a director and his spouse related to a new lease in the HUOP Freedom Trend Prospect for a 10 year primary term commencing April 15, 2014 and a lease option agreement. The new lease terms are similar to third party 10 year primary term leases obtained by the Company in the HUOP Freedom Trend Prospect during 2013.

In May 2014, the Company issued 544,052 shares of common stock to independent consultants at a conversion price between $0.23 and $0.23 per share for the partial settlement of outstanding payables.

In May 2014, the Company issued 5,836,117 shares of common stock to directors, officers and independent consultants at a conversion price of $0.25 per share for the settlement of outstanding compensation.

In May 2014, the Company issued 1,423,072 shares of common stock valued at $355,768 or $0.25 per share for the partial reduction of convertible notes payable, accrued interest, extension and conversion incentives.

Warrant and Stock Option Issuances

During the quarterly period ended June 30, 2014, the Company granted warrants to purchase up to 3,600,000 shares of common stock in connection with the issuance of a convertible note. The warrants have an exercise price of $0.25 per share, which expire in May 2017.

ITEM 6. EXHIBITS

The list of exhibits in the Exhibit Index to this quarterly report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RICHFIELD OIL & GAS COMPANY

Dated: August 14, 2014	By:	/s/ DOUGLAS C. HEWITT, SR.
Douglas C. Hewitt, Sr.
Chief Executive Officer

Dated: August 14, 2014	By:	/s/ GLENN G. MACNEIL
Glenn G. MacNeil.
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.43	Wendell Lew Note Agreement

10.44	Lease Option Agreement with LT Land Group, LLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 and 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

