Form 10-Q
period 2014-09-30
RICHFIELD OIL & GAS Co
filed 2014-11-14
CIK 1537834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes ☐ No ☒

The issuer had 60,616,448 sharess of common stock outstanding as of November 14, 2014.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

RICHFIELD OIL & GAS COMPANY

Condensed Consolidated Balance Sheets

September 30, 2014 and December 31, 2013

(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$63,406	$60,395
Restricted Cash	-	153,348
Accounts receivables, net	320,885	322,604
Deposits and prepaid expenses	67,777	77,475
Total current assets	452,068	613,822

Properties and equipment, at cost - successful efforts method:
Proved properties	8,361,135	7,139,663
Unproved properties	14,129,598	14,095,020
Well and related equipment	2,700,115	1,997,913
Accumulated depletion, depreciation and amortization	(1,400,048)	(1,224,523)
	23,790,800	22,008,073

Other properties and equipment	107,674	219,231
Accumulated depreciation	(95,322)	(203,743)
	12,352	15,488

Total assets	$24,255,220	$22,637,383

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,423,707	$2,049,750
Accrued expenses and other payables	1,278,896	3,104,485
Notes payable	4,278,073	1,338,524
Current portion of convertible notes payable, net of discount of $24,770 and $120,264 at 9/30/14 and 12/31/13, respectively	475,987	1,861,386
Capital lease obligations	96,230	135,311
Current portion of asset retirement obligations	-	48,000
Derivative liability	-	310,156
Due to related parties	415,250	-
Total current liabilities	7,968,143	8,847,612

Long-term liabilities
Convertible notes payable, net of current portion	3,194,972	-
Asset retirement obligations, net of current portion	384,845	394,075
Total long-term liabilities	3,579,817	394,075

Total liabilities	11,547,960	9,241,687

Commitments and contingencies

Stockholders' equity
Common stock, par value $.001; 250,000,000 authorized; 60,616,448 shares and 39,906,770 shares issued and outstanding at 9/30/2014 and 12/31/2013, respectively	60,616	39,907
Additional paid-in capital	56,819,911	51,360,380
Accumulated deficit	(44,173,267)	(38,004,591)
Total stockholders' equity	12,707,260	13,395,696

Total liabilities and stockholders' equity	$24,255,220	$22,637,383

See the accompanying notes to condensed consolidated financial statements

RICHFIELD OIL & GAS COMPANY

Condensed Consolidated Statements of Operations

For the Three Months and Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues
Oil and natural gas sales	$463,656	$254,554	$882,916	$772,394
Total revenues	463,656	254,554	882,916	772,394

Operating expenses
Production expenses	331,189	205,312	817,643	653,758
Production taxes	20,280	10,741	36,845	29,957
Exploration	34,957	32,292	168,686	103,843
Lease expiration	10,958	109,292	124,891	156,229
Depletion, depreciation, amortization and accretion	174,374	88,477	385,221	271,627
General and administrative expenses	1,029,987	1,087,997	3,977,983	3,275,525
Asset retirement obligation expenses	-	25,094	4,380	161,601
Loss (gain) on sale of assets	-	-	(29,875)	16,130
Total expenses	1,601,745	1,559,205	5,485,774	4,668,670

Loss from operations	(1,138,089)	(1,304,651)	(4,602,858)	(3,896,276)

Other income (expenses)
Gain on settlement of liabilities	38,310	-	460,285	30,367
Loss on extinguishment of debt	-	(472,349)	(530,218)	(1,103,702)
Loss on share issuance	-	(287,571)	(642,502)	(287,571)
Interest and finance expenses	(192,382)	(254,813)	(852,264)	(797,436)
Total other income (expenses)	(154,072)	(1,014,733)	(1,564,699)	(2,158,342)

Loss before income taxes	(1,292,161)	(2,319,384)	(6,167,557)	(6,054,618)

Income tax provision	(472)	-	(1,119)	(1,567)

Net loss	$(1,292,633)	$(2,319,384)	$(6,168,676)	$(6,056,185)

Net loss per common share – basic and diluted	$(0.02)	$(0.06)	$(0.11)	$(0.17)

Weighted average shares outstanding – basic and diluted	60,616,448	38,255,935	55,194,182	35,339,019

See the accompanying notes to condensed consolidated financial statements

RICHFIELD OIL & GAS COMPANY

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(6,168,676)	$(6,056,185)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depletion, depreciation, amortization and accretion	385,221	271,627
Asset retirement obligation release on plugged wells	-	(39,000)
Gain on settlement of liabilities	(421,975)	(30,367)
Loss on extinguishment of debt	530,218	1,103,702
Loss on share issuance	642,502	287,571
Capitalized interest on notes payable	-	16,317
Amortization of pre-paid interest	-	6,164
Lease expirations	124,891	156,229
Transfer of property for services	35,000	-
Loss (gain) on sale of assets	(29,875)	16,130
Amortization of debt discounts	145,048	50,098
Related party severance compensation	434,000	-
Issuance of common stock, options and warrants for services and other expenses	1,829,828	1,115,884

Changes in operating assets and liabilities:
Decrease in accounts receivables	8,129	311,247
Decrease in deposits and prepaid expenses	9,698	294,711
Decrease in asset retirement obligation	(65,146)	-
Increase (decrease) in accounts payable	(1,049,355)	187,102
Increase in accrued expenses and other payables	661,863	1,570,122
Net cash used in operating activities	(2,928,629)	(738,648)

Cash flows from investing activities:
Investment in oil and gas properties, including wells and related equipment	(2,007,181)	(1,077,978)
Proceeds from sale of assets	835,434	354,700
Net cash used in investing activities	(1,171,747)	(723,278)

Cash flows from financing activities:
Proceeds from notes and convertible notes payable	4,322,214	1,921,811
Payments on notes and convertible notes payable	(601,344)	(68,372)
Restricted cash for settlement of note and litigation (see NOTE 16 LEGAL PROCEEDINGS)	153,348	(1,639,403)
Payments on related party notes payable	(18,750)
Payments on capital lease obligation	(127,081)	(15,748)
Proceeds from issuance of warrants	-	7,378
Proceeds from issuance of common stock - net of issuance costs	375,000	1,069,000
Net cash provided by financing activities	4,103,387	1,274,666

Net increase (decrease) in cash and cash equivalents	3,011	(187,260)

Cash and cash equivalents - beginning of period	60,395	286,013

Cash and cash equivalents - end of period	$63,406	$98,753

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$93,447	$14,569
Cash paid during the period for income taxes	$647	$1,567

Non-cash financing and investing activities:
Purchase of oil and gas properties and conversion of JIB receivables billed to working interest holders through issuance of common stock and warrants	$165,711	$79,832
Capitalized oil and gas properties included in accounts payable	$912,863	$938,973
Return of stock for payment of receivable	$45,000	$-
Sale of oil and gas properties for return of common stock	$-	$45,625
Purchase of well and related equipment throught capital lease	$88,000	$-
Conversion of pre-paid expenses, payables, and notes payable through issuance of common stock and warrants	$1,322,653	$3,084,084
Conversion of payables through issuance of note payable	$1,326,404	$21,000
Disposal of well and related equipment	$62,735	$-
Derivative liability on common stock issued	$(310,156)	$344,572
Amortization of plugged wells	$121,942	$41,766
Capitalized asset retirement obligations	$16,432	$30,892
Write down of asset retirement obligation on sold properties	$14,742	$18,839

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

The Company is involved in leasing, exploring and drilling in Kansas, Utah and Wyoming. The Company is participating in over 39,000 acres of leaseholds (including leases from our lease option agreement with LT Land), seismic surveys, and numerous drilling projects in these states.  The Company uses proven technologies and drilling and production methods it believes are efficient and environmentally sound.

NOTE 2     GOING CONCERN

The Company’s condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations causing negative working capital, in that current liabilities exceed current assets, and the Company has negative operating cash flows, which raise substantial doubt about the Company’s ability to continue as a going concern. The Company sustained a net loss for the nine months ended September 30, 2014 of $6,168,676 and a net loss for the year ended December 31, 2013 of $6,799,584, and has an accumulated deficit of $44,173,267 as of September 30, 2014.

The Company intends to make its planned capital expenditures in order to continue its drilling programs, but does not have sufficient realized revenues or operating cash flows in order to finance these activities internally. As a result, the Company has obtained financing in order to fund its working capital and capital expenditure needs. On May 6, 2014 the Company entered into an Agreement and Plan of Merger with Stratex Oil & Gas Holdings, Inc. a Colorado corporation (“Stratex Merger”). Upon the execution of the Stratex Merger agreement the Company entered into a $3,000,000 loan agreement with Stratex which was amended in July 2014 to increase the loan amount to $4,000,000 and extend the due date from November 2014 to January 2015. As of September 30, 2014, the Company has two notes payable due to Stratex totaling $3,592,429 (See NOTE 5 NOTES PAYABLE).

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

As the Company has incurred losses for the nine months ended September 30, 2014 and 2013, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculations. As of September 30, 2014 and 2013, there were 19,755,230 and 12,959,062 potentially dilutive shares, respectively.

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

Substantially all of the Company’s accounts receivable result from oil and gas sales and joint interest billings (“JIBs”) to third parties in the oil and gas industry.  This concentration of customers and joint interest owners may impact the Company’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. As of September 30, 2014, 54% of the accounts receivable balance resulted from two entities. For the nine months ended September 30, 2014, all of the revenues resulted from producing wells in Kansas.

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15 Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

NOTE 4 OIL AND NATURAL GAS PROPERTIES

Divestitures for the nine months ended September 30, 2014

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

Acquisitions for the nine months ended September 30, 2014

In April 2014, the Company replaced two oil and gas leases with Joseph P. Tate, a director, and his spouse covering a combined 1,823 gross acres in the HUOP Freedom Trend Prospect with a new lease. The new lease is for a 10 year primary term commencing April 15, 2014 totaling $182,308 and was paid by the issuance of 729,232 shares of common stock valued at $0.25 per share. This amount is similar to third party 10 year primary term leases obtained by the Company in the HUOP Freedom Trend Prospect during 2013 (see NOTE 15 RELATED PARTY TRANSACTIONS).

RICHFIELD OIL & GAS COMPANY

Notes to Condensed Consolidated Financial Statements (Unaudited)

In April 2014, the Company entered into a lease option agreement with LT Land Group, L.L.C. (LT Land) for the Company to purchase all oil and gas leases acquired by LT Land in Utah. From inception to June 21, 2014, Joseph P. Tate, a director of the Company, was also a member of LT Land. The premium paid for the option agreement which expires in June 2015, was $21,919 and was paid by $16,639 in cash and $5,280 paid by the issuance of 24,000 shares of common stock valued at $0.22 per share. The 24,000 shares of common stock were issued to Joseph P. Tate, a director of the Company (see NOTE 15 RELATED PARTY TRANSACTIONS). The exercise price to be paid by the Company to acquire the leases is the cost of the leases to LT Land plus 35%. No partial exercises of the leases are allowed. At the time of exercise, if the Company’s, or its successor by merger, 10 trading day average stock price is $0.30 or more per share, then the payment shall be in shares of common stock of the Company, or its successor by merger, at a value of $0.30 per share. If the Company’s, or its successor by merger, 10 trading day average stock price is below $0.30 or more per share, then the exercise price shall be paid in cash. As of September 30, 2014, leases covering 6,056 gross acres have been acquired by LT Land pursuant to this lease option agreement.

In September 2014, the Company began participating in the drilling of a well designated as the Moroni 11M-1102 Well in Sanpete County, Utah. The Company owns a 3.0% WI in this well that is operated by Whiting Oil & Gas Corporation. As of September 30, 2014 we have incurred capital costs totaling $199,770 for our portion of the initial drilling costs.

NOTE 5     NOTES PAYABLE

Notes Payable consists of the following:

	September 30,	December 31,
	2014	2013

Note Payable, interest at 7.5% per annum, secured by vehicle.	$-	$8,496

Note Payable, interest at 10.0% per annum, monthly payments of $15,000, due June 2015, secured by a 10.00% working interest in certain HUOP Freedom Trend Prospect leases.	584,644	581,327

Note Payable, interest at 8.0% per annum, unsecured.	-	94,701

Note Payable, interest at 12.0% per annum, secured by a 10.00% working interest in the Liberty Prospect.	-	389,000

Note Payable, interest at 0.0% per annum, unsecured	15,000	15,000

Note Payable, interest at 12.0% per annum, secured by a 10.00% working interest in the Liberty Prospect.	-	50,000

Note Payable, interest at 8.0% per annum, secured by a working interest in certain Kansas leases.	-	100,000

Note Payable, interest at 8.0% per annum, secured by a working interest in certain Kansas leases.	-	100,000

Note Payable, interest at 12.0% per annum, due December 2014, secured by receivables from working interest investors on Liberty #1 Well.	86,000	-

Note Payable, interest at 6.0% per annum, due January 2015, secured by a first lien position on all oil and gas leases.	3,392,659	-

Note Payable, interest at 6.0% per annum, due January 2015, secured by a first lien position on all oil and gas leases.	199,770	-

Total Notes Payable	4,278,073	1,338,524
Less: Current Portion	(4,278,073)	(1,338,524)
Long-Term Portion	$-	$-

RICHFIELD OIL & GAS COMPANY

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6     CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consists of the following:

	September	December 31,
	2014	2013
Note Payable, interest at 12.0% per annum, due on demand, convertible into common shares of the Company at a conversion rate of $2.50 per common share, unsecured.	$52,560	$52,560

Note Payable, interest at 10.0% per annum, convertible into common shares of the Company at a conversion rate of $2.50 per common share, secured by certain Kansas Leases and 10.00% working interest in certain Fountain Green Project Leases.	-	369,090

Note Payable, interest at 12.0% per annum, due June 2016, convertible into common shares of the Company at a conversion rate of $0.25 per common share, secured by a subordinated second lien position on all oil and gas leases.	3,194,972	1,310,000

Note Payable, interest at 12.0% per annum, due December 2014, convertible into common shares of the Company at a conversion rate of $0.60 per common share, unsecured.	150,000	150,000

Note Payable, interest at 12.0% per annum, convertible into common shares of the Company at a conversion rate determined by 50% of the weighted average price of the stock during the five trading days immediately preceding the conversion date, secured by a 10.0% working interest in the Liberty Prospect.	-	50,000

Note Payable, interest at 12.0% per annum, convertible into common shares of the Company at a conversion rate determined by 50% of the weighted average price of the stock during the five trading days immediately preceding the conversion date, secured by a 10.0% working interest in the Liberty Prospect.	-	50,000

Note Payable, interest at 12% per annum, due May 2015, convertible into common shares of the Company at a conversion rate of $0.25 per common share, unsecured.	298,182	-

Total Convertible Notes Payable	3,695,714	1,981,650
Less: Unamortized Debt Discount	(24,770)	(120,264)
Less: Current Portion (includes demand notes)	(475,972)	(1,861,386)
Long-Term Portion	$3,194,972	$-

NOTE 7    CAPITAL LEASE OBLIGATION

The Company currently leases certain well equipment under two capital lease agreements. The term of the first capital lease is for 10 months with monthly payments of $21,000. The final payment on this lease is due in October 2014.  The second capital lease was entered into in September 2014 with a term of one year with monthly payments of $8,627. A previous capital lease agreement was paid off in April 2013. As of September 30, 2014 and December 31, 2013, the remaining capital lease obligations were $96,230 and $135,311, respectively.

As of September 30, 2014 and December 31, 2013, total well equipment acquired under capital leases was $267,796 and $333,951 respectively, and accumulated depreciation was $110,340 and $139,165, respectively.

Estimated annual future maturities of capital leases are as follows:

Years Ended December 31,	Amount
2014	$35,930
2015	60,300
Thereafter	-
Total	$96,230

RICHFIELD OIL & GAS COMPANY

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 8     OPERATING LEASES

The Company leases office space in Salt Lake City, Utah (“Premises Lease”) which consists of approximately 5,482 square feet.  The Company entered into a five year and five month lease agreement effective September 1, 2013. The annualized lease obligations for the 12 month period September 1, 2014 to August 31, 2015 is $118,576 with annualized lease obligations for the subsequent 3 years in the amount of $118,576. The Company has a prepaid security deposit of $11,122.  For the nine month periods ended September 30, 2014 and 2013, the Premises Lease payments were $85,950 and $89,482, respectively.

The Company leases a printer, copier and fax machine. The Company entered into a 36 month lease commencing January 2013 with monthly payments of $654. For the nine month period ended September 30, 2014 and 2013 the lease payments were $5,989 and $5,897, respectively.

NOTE 9     DUE TO RELATED PARTY

The resignation of Douglas C. Hewitt, Sr. our former President and Chief Executive Officer on September 9, 2014, and the termination of his employment agreement resulted in a severance compensation liability to the Company. The employment agreement provided for severance compensation equal to his annual salary of $410,000 plus $2,000 per month in medical insurance reimbursements for 12 months for a total of $24,000. The amount of the total severance compensation of $434,000 will be paid in semi-monthly increments. As of September 30, 2014, $18,750 was paid to Mr. Hewitt pursuant to this agreement and reducing the remaining severance liability to $415,250.

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

The following table summarizes the Company’s asset retirement obligation transactions recorded in accordance with the provisions of FASB ASC 410 during the nine months ended September 30, 2014:

September 30,
2014
Beginning asset retirement obligation, as of December 31, 2013	$442,075
Liabilities increased for new wells	16,432
Liabilities decreased for wells sold or plugged	(79,888)
Accretion of discount on asset retirement obligations	6,226
Ending asset retirement obligations, as of September 30, 2014	$384,845

RICHFIELD OIL & GAS COMPANY

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 11 PREFERRED STOCK

As of September 30, 2014 and December 31, 2013, the Company had 50,000,000 shares of preferred stock authorized at a par value of $0.001 per share and had no shares of preferred stock issued or outstanding.

NOTE 12     COMMON STOCK

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

During the nine months ended September 30, 2014, the Company issued 1,493,219 shares of common stock to consultants as compensation for services in the amount of $166,799 and reduction of an outstanding payable in the amount of $198,967. The shares issued were fully vested and the fair value of the shares issued in the amount of $362,153 or between $0.18 and $0.26 per share of which $166,799 was expensed on the date of grant and $3,613 resulted in a gain on settlement of debt.

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

RICHFIELD OIL & GAS COMPANY

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 13     WARRANTS TO PURCHASE COMMON STOCK

As of September 30, 2014, there were 5,511,561 warrants to purchase shares of common stock outstanding and fully vested. These warrants have an exercise price between $0.25 and $5.00 per share and expire at various times between December 2014 and May 2017.

During the nine months ended September 30, 2014, warrants totaling 5,980,000 for shares of common stock were granted.

Of the total warrants granted during the nine months ended September 30, 2014, 1,500,000 warrants were granted in conjunction with private placements of common stock for cash proceeds (see NOTE 12 COMMON STOCK) with an exercise price of $0.25 per share all of which expired between July and September 2014.

The remaining 4,480,000 warrants granted during the nine months ended September 30, 2014, were issued in conjunction with the issuance of a new note payable, the extension of an existing note payable and in conjunction with the reduction of an outstanding payable. These transactions are accounted for by the Company under the provisions of FASB ASC 470 and 505. These standards require the Company to determine the fair value of the warrants.  The Company uses the Black-Scholes option valuation model to calculate the fair value of stock-based payments at the date of grant.  Warrant pricing models require the input of highly subjective assumptions, including the expected price volatility.  For warrants granted, the Company used its own stock trading history to determine the expected volatility.  Changes in these assumptions can materially affect the fair value estimate.

During the nine months ended September 30, 2014, the Company has determined the fair value of the 4,480,000 warrants granted to be $665,516 of which $640,746 has been expensed in the period.

The following is the weighted average of the assumptions used in calculating the fair value of the warrants granted during the period using the Black-Scholes model:

Nine Months Ended
September 30, 2014
Fair market value	$0.19
Exercise price	$0.27

Risk free rates	0.74%
Dividend yield	0.00%
Expected volatility	171.25%
Contractual term	2.67 Years

The weighted-average fair market value at the date of grant for warrants granted are as follows:

Fair value per warrant	$0.14855
Total warrants granted	4,480,000
Total fair value of warrants granted	$665,516

The following table summarizes the Company’s total warrant activity for the nine months ended September 30, 2014:

			Weighted-
			Average
		Weighted-	Remainder
		Average	Contractual
	Warrants	Exercise Price	Term in Years

Warrants outstanding as of December 31, 2013	5,361,587	$1.27	0.63
Granted	5,980,000	$0.26	2.13
Exercised	-	-	-
Expired/Canceled	(5,830,026)	-	-
Warrants outstanding as of September 30, 2014	5,511,561	$0.69	1.92

RICHFIELD OIL & GAS COMPANY

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 14     FAIR VALUE

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

The fair value of the Company’s derivative liability was determined using estimates and assumptions that are not readily available in public markets and has designated this liability as Level 3. As of September 30, 2014 the derivative liability was extinguished as the required stock was issued (see NOTE 12 COMMON STOCK). The following table presents a reconciliation of the beginning and ending balances of our derivative liability, as of September 30, 2014:

Balance at December 31, 2013	$310,156
New Derivative Liability	-
Transfers to (from) Level 3	-
Total (gains)/losses included in earnings	-
Issuances	(310,156)
Balance at September 30, 2014	$-

NOTE 15     RELATED PARTY TRANSACTIONS

Certain Relationships and Related Transactions

A.	Douglas C. Hewitt, Sr., Former President, Chief Executive Officer

Douglas C. Hewitt, Sr., who has been serving as our President and Chief Executive Officer resigned from all Company positions on September 9, 2014. Mr. Hewitt is a party to the following transaction with the Company for the nine months ended September 30, 2014 as described below.

RICHFIELD OIL & GAS COMPANY

Notes to Condensed Consolidated Financial Statements (Unaudited)

•	Mr. Hewitt entered into a consulting agreement on September 9, 2014 with the Company which provides for consulting services with respect to the Company’s Utah properties. The agreement is for a three year term, with monthly payments of $25,000 and up to $2,000 per month for medical insurance reimbursement, subject to certain conditions. The agreement also provides for a monthly production bonus based upon the net production of Richfield’s Utah properties. Upon entering into this consulting agreement, Mr. Hewitt’s previous employment agreement was terminated resulting in a severance liability to the Company in the amount of $434,000 (See NOTE 9 DUE TO RELATED PARTY). As of September 30, 2014, $18,750 was paid to Mr. Hewitt pursuant to this consulting agreement and reducing the severance liability.

•      In July 2014 the Company sold a Company vehicle to Mr. Hewitt at a price of $5,400 as valued by an independent vehicle appraiser. The amount was paid by the return of 30,000 shares of common stock valued at $0.18 per share. The shares were returned to treasury for cancellation.

An affiliate of Douglas C. Hewitt, Sr., is a party to the following transaction with the Company for the nine months ended September 30, 2014 as described below.

The D. Mack Trust

•	Mr. Hewitt is the sole beneficiary of The D. Mack Trust, an irrevocable trust established by Mr. Hewitt on May 15, 2009. As of March 31, 2014, the D. Mack Trust had overriding royalty interests (“ORRIs”) ranging from 0.50% to 3.625% in 1,636 net acres leased by the Company in Kansas. The D. Mack Trust received $22,448 and $16,772 in royalties for the nine months ended September 30, 2014 and 2013, respectively, from the ORRIs.

B.	Joseph P. Tate, a Director

Joseph P. Tate became one of our directors effective March 31, 2012. Mr. Tate has entered into the following transaction with the Company for the nine months ended September 30, 2014 as described below.

•      In January 2014, Mr. Tate received 262,821 shares of the Company’s common stock pursuant to a ratchet provision under the terms of common stock subscription agreements that were similar to unaffiliated investors (see NOTE 12 COMMON STOCK). The fair value of these shares at the time of issuance was $63,077 or $0.24 per share.

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

C.	Alan D. Gaines, Former Chairman of the Board

Alan D. Gaines became one of our directors and Chairman of the Board effective May 6, 2013. On May 6, 2014 Mr. Gaines resigned from this position and as a director. Mr. Gaines entered into the following transaction with the Company for the nine months ended September 30, 2014 as described below.

•	In January 2014, The Board of Directors approved the cancellation of 3,500,000 outstanding employee stock options issued to Mr. Alan D. Gaines, who at the time was our Executive Chairman of the Board of Directors and the issuance to him of 4,908,532 restricted Company common stock representing 9.9% of the Company’s common shares at the time. The stock was fully vested and the fair value of the shares issued in the amount of $1,225,660 or $0.25 per share was expensed on the date of grant. (see NOTE 12 COMMON STOCK).

RICHFIELD OIL & GAS COMPANY

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 16 LEGAL PROCEEDINGS

On September 30, 2013 Roger Buller filed an action against Richfield Oil & Gas Company in the Twentieth Judicial District Court of Russell County, Kansas. The case was filed based on a claimed failure to pay a note in full. Richfield contends that the note has been paid in full by the issuance of Richfield Common Stock which was accepted by Mr. Buller for the payment of the note. The action requests the sum of $50,386 plus interest. The Company believes that this claim was paid in full in September 2011 and plans on vigorously defending the action. A trial has been scheduled for November 20, 2014.

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

NOTE 17     SUBSEQUENT EVENTS

On October 24, 2014 the SEC issued a Notice of Effectiveness of Stratex’s Form S-4 which included the Company’s preliminary Proxy Statement. The same day, the Company filed its Definitive Proxy Statement pursuant to section 14(a) of the Securities Exchange Act of 1934. The Definitive Proxy Statement was mailed to shareholders on or about October 30, 2014. Pursuant to the Definitive Proxy Statement the special meeting of stockholders will be held on November 24, 2014 in Salt Lake City, Utah for the purpose of voting for the proposal to approve the Stratex Merger Agreement.

In November 2014, the Company entered into agreements with two third parties to sell its 39.0625% after payout (“APO”) WI in the Liberty #1 Well and 47.0625% APO WI in the 320 acre Winn leases in Juab County, Utah. The total consideration was $1,698,084 for the sale and was paid as follows: i) 6.0% carried interest until commercial production is established in either the Liberty #1 Well, or a subsequent well drilled on the Winn leases, valued at $600,000; ii) cancelation in the amount of $521,652 of the Company’s debt to one of the third parties; iii) return to the Company of 1,500,000 shares of Common Stock at a value of $375,000 or $0.25 per share; and iv) the assumption by the third parties of up to $201,432 in Company payables.

In November 2014, the Company entered into an agreement, with three third parties, to sell its remaining 20.0% WI in the Wasatch National Forest #16-15 Well and surrounding 640 acres located in Wasatch County, Wyoming for $120,000 was paid in cash.

As of November 7, 2014, the Company has borrowed an additional $381,161 pursuant to the loan agreement with Stratex.

As of November 7, 2014, leases covering 7,051 gross acres have been acquired by LT Land pursuant to the lease option agreement (see NOTE 4 OIL AND NATURAL GAS PROPERTIES).

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

Forward-Looking Statements

The statements contained in this quarterly report on Form 10-Q that are not historical facts represent management’s beliefs and assumptions based on currently available information and constitute “forward-looking statements.” These statements include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. These forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include but are not limited to the following:

•	uncertainty regarding our ability to raise the funds necessary to pay our current liabilities and carry out our business plan;
•	the continuing adequacy of our capital resources and liquidity including, but not limited to, access to borrowing capacity;
•	the availability (or lack thereof) of acquisition, disposition or combination opportunities;
•	domestic and global supply and demand for oil and natural gas;
•	sustained or further declines in the prices we receive for oil and natural gas;
•	the geologic quality of our properties with regard to, among other things, the existence of hydrocarbons in economic quantities;
•	uncertainties about the estimates of our oil and natural gas reserves;
•	our ability to increase our production of oil and natural gas income through exploration and development;
•	our ability to successfully apply horizontal drilling techniques and tertiary recovery methods;
•	the number of well locations to be drilled, the cost to drill, and the time frame within which they will be drilled;
•	the effects of adverse weather on operations;
•	drilling and operating risks;
•	the ability of contractors to timely and adequately perform their drilling, construction, well stimulation, completion and production services;
•	the availability of equipment, such as drilling rigs and related equipment and tools;
•	changes in our drilling plans and related budgets;
•	uncertainties associated with our legal proceedings and their outcome;
•	the effects of government regulation, permitting, and other legal requirements;
•	uncertainties regarding economic conditions in the United States and globally; and
•	difficult and adverse conditions in the domestic and global capital and credit markets.

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

Overview of our Business

We are an independent oil and gas exploration and production company with projects in Kansas, Utah and Wyoming. The focus of our business is acquiring, retrofitting and operating or selling oil and gas assets and related production. We have three primary strategic directions:

●	We use our research technology to identify prospective properties in Kansas that were initially developed between the 1920s and 1950s, but which may be subject to further development through the use of more modern production techniques. We refer to these properties as our “Mid-Continent Project,” which currently includes 2,186 gross (2,071 net) acres. We have identified significant oil and natural gas reserves from these early exploration properties, many of which were previously underdeveloped due to inefficient and antiquated exploration and production methods and low commodity prices. In most cases these wells were developed and left fallow by major oil and gas companies. Using current technology and methodologies, we have successfully developed both production and proved reserves within these fields, and we intend to continue to pursue this strategy in the future.

●	We have three properties on the Utah–Wyoming Overthrust, including one property containing a well that was placed into production during 2013 but is currently shut-in. We currently own or lease 2,311 gross (1,971 net) acres on the Utah-Wyoming Overthrust, near the border between northern Utah and south-western Wyoming. We refer to these properties as our “Utah-Wyoming Overthrust Project.” We intend to conduct additional development activities with respect to our Utah-Wyoming Overthrust Project.

●	We have conducted a limited amount of exploration for oil and natural gas reserves in the Central Utah Overthrust region, where we are participating in over 34,598 gross (13,829) acres, including leases from our lease option agreement with LT Land. We refer to these properties as our “Central Utah Overthrust Project.” We and our partners intend to conduct drilling operations, acquire additional acreage and conduct further exploration activities with respect to our Central Utah Overthrust Project.

Our approach to acquiring leases and developing producing properties focuses on three types of development activities:

●	Activities involving the identification, acquisition and development of leases of property in which oil or natural gas is known to exist.

●	Activities involving low or moderate exploration and development risk. These include leases of property where oil and natural gas has been produced in the past but there are no existing wells.

●	Activities involving the acquisition of properties where it is reasonably believed that potential hydrocarbon values exist based on analysis involving geochemical, radiometric, gravitational and seismic data. This may include projects that have never been drilled or tested for oil and natural gas in the past.

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

Production History

The following table presents information about our produced oil volumes during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. We did not produce natural gas during these time periods. As of September 30, 2014, we were selling oil from a total of 16 gross wells (14.9 net), compared to 16 gross wells (15.2 net) as of September 30, 2013.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net Production:
Oil (Bbl)	5,064	2,534	9,467	8,392

Average Sales Price:
Oil (per Bbl)	$91.56	$100.46	$93.26	$92.04

Average Production Costs:
Oil (per Bbl)	$65.40	$81.02	$86.36	$77.90

Depletion of Oil and Gas Properties

Our depletion expense is driven by many factors, including certain costs incurred in the development of producing reserves, production levels and estimates of proved reserve quantities.  Our depletion expense totaled $84,448 and $139,840 for the three and nine months ended September 30, 2014, respectively, compared to $28,000 and $94,031 for the three and nine months ended September 30, 2013, respectively.

The following table presents our depletion expenses per barrel of oil for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Depletion of Oil (per Bbl):	$16.68	$11.05	$14.77	$11.20

Results of Operations

The following presents an overview of our results of operations for the three and nine months ended September 30, 2014, compared to the three and nine months ended September 30, 2013.

Three months ended September 30, 2014 Compared to the three months ended September 30, 2013

Average Daily Production. Our net oil production for the three months ended September 30, 2014 averaged approximately 55 Bopd after royalties compared to approximately 27 Bopd for the three months ended September 30, 2013. The increase in production in 2014 compared to 2013 is due to the funding received from the loan agreement with Stratex, enabling us to carry out our work plan relating our Kansas field operations.

Oil Revenues. Our oil revenues increase by $209,102, or 82.1%, from $254,554 for the three months ended September 30, 2013 to $463,656 for the three months ended September 30, 2014. The increase in revenue is due to an increase of 2,530 barrels of oil produced for the three months ended September 30, 2014 from the same period in 2013, equating to an increase of $254,164 partially offset by an $8.90 decrease in the weighted average price per barrel sold for the three months ended September 30, 2014, equating to an decrease of $45,062.

Net Loss on Earnings Per Share. We realized a net loss of $1,292,633 or $0.02 per basic and diluted share of common stock, for the three months ended September 30, 2014, compared to a net loss of $2,319,384 or $0.06 per basic and diluted share of common stock for the three months ended September 30, 2013. The lower net loss of $1,026,751 was due mainly to the change in other income and expense items relating to a reduction in our loss on extinguishment of debt and loss on share issuance.

Operating Expenses. Total operating expenses were $1,601,745 for the three months ended September 30, 2014 compared to $1,559,205 for the three months ended September 30, 2013. The $42,540 or 2.7% increase in operating expenses was due primarily to an increase in production expenses of $125,877 and depletion, depreciation, amortization and accretion of $85,897, partially offset by a decrease in lease expiration expenses of $98,334 and general and administrative expenses of $58,010 and a decrease all other expenses in the amount of $12,890.

Production Expenses. Our production expenses for the three months ended September 30, 2014 were $331,189 or $65.40 per barrel of oil, compared to $205,312 or $81.02 per barrel of oil, for the three months ended September 30, 2013, which represents a $125,877 or 61.3% increase. The overall production expenses increased due to increased repair efforts on our wells during the quarter as a result of funding availability. Our cost per barrel for the three months ended September 30, 2014 decreased due the higher production volumes. Our cost per barrel continues to remain above the industry averages due to our fixed costs, such as electricity, personnel and related expenses, and the cost of maintaining our 28 current non-producing wells including nine salt water disposal wells. We expect our fixed costs on a per barrel basis will continue to decline as we place into production our non-producing wells.

Exploration Expenses. Exploration expenses increased 8.3%, or $2,665, from $32,292 for the three months ended September 30, 2013 to $34,957 for the three months ended September 30, 2014. We continue to focus on our developed properties and do minimal work on our undeveloped Utah prospects.

Lease Expiration. Lease expiration expenses decreased $98,334 or 90.0% to $10,958 for the three months ended September 30, 2014 from $109,292 for the three months ended September 30, 2013. The decrease is to a charge for the three months ended September 30, 2013 for leases pertaining to property in our undeveloped Utah prospects.

Depletion, Depreciation, Amortization and Accretion. We recorded depletion, depreciation, amortization and accretion of $174,374 during the three months ended September 30, 2014 compared to $88,477 during the three months ended September 30, 2013. The increase of 97.1% or $85,897, was mainly due to increased depletion of $56,448 and increased depreciation of $29,648 during the three months ended September 30, 2014. Depletion expense increases as a result of an increase in the depletion cost per barrel as well as increased production volumes for the period. Depreciation expense increased as a result of increased well equipment additions since September 30, 2013. These increases were partially offset by a decrease of $199 in the accretion of the discount on our asset retirement obligation.

General and Administrative Expenses. General and administrative expenses were $1,029,987 for the three months ended September 30, 2014 compared to $1,087,997 for the three months ended September 30, 2013. The decrease of $58,010 or 5.3% was due to decrease of $205,572 in expenses for external consultants including legal and accounting, partially offset by an increase of $128,619 in non-cash compensation to directors and officers and a net increase in all other expenses of $18,963 during the three months ended September 30, 2014 from the same period in 2013.

Asset Retirement Obligation Expense. We incurred asset and retirement obligation expenses in the amount of $25,094 for the three months ended September 30, 2013 compared to no expenses during the three months ended September 30, 2014. This decrease is due to no additional expense for the plugging of wells during the three months ended September 30, 2014.

Other Income (Expenses). Total other income and expenses during the three months ended September 30, 2014 resulted in a net other expense of $154,072 compared to a net other expense of $1,014,733 for the three months ended September 30, 2013 representing a net favorable increase of $860,661 as detailed below.

Gain on settlement of liabilities. The Company realized a gain on settlement of liabilities in the amount of $38,310 for the three months ended September 30, 2014 compared to no gain for the three months ended September 30, 2013. This increase of $38,310 is due to the favorable settlement terms of outstanding liabilities for cash and common stock.

Loss on extinguishment of debt. The Company incurred a loss on extinguishment of debt in the amount of $472,349 for the three months ended September 30, 2013 and did not incur any loss on the extinguishment of debt for the three months ended September 30, 2014. This decrease in the loss of $472,349 is due to the efforts made in 2013 to reduce debt through the conversions to common stock with a ratchet provision and warrants.

Loss on Share issuance. The Company incurred a loss of $287,571 on the derivative valuation of the ratchet provision on certain shares of common stock during the three months ended September 31, 2013. We did not incur any loss on share issuance during the three months ended September 30, 2014 resulting in a decrease in the loss.  This is a non-cash expense incurred in 2013 which was determined by the change in the fair value of the provision for this period.

Interest and Finance Expenses. For the three months ended September 30, 2014, we incurred interest and finances expenses of $192,382 compared to $254,813 for the three months ended September 30, 2013. The decrease of $62,431 in 2014 over 2013 is due to reduced interest expenses from lower outstanding debt during the period due to the conversion to common stock of notes payable in previous periods and lower overall interest rate terms on current debt.

Nine Months ended September 30, 2014 Compared to the Nine Months ended September 30, 2013

Average Daily Production. Our net oil production for the nine months ended September 30, 2014 averaged approximately 35 Bopd after royalties compared to approximately 31 Bopd for the nine months ended September 30, 2013. The increase in production in 2014 compared to 2013 is due to the funding received from the loan agreement with Stratex, enabling us to carry out our work plan relating our Kansas field operations.

Oil Revenues. Our oil revenues increased by $110,522, or 14.3%, from $772,394 for the nine months ended September 30, 2013 to $882,916 for the nine months ended September 30, 2014. The increase in revenue is due to an increase of 1,075 barrels of oil produced for the nine months ended September 30, 2014 over the same period in 2013, equating to an increase of $98,972 along with an $1.22 increase in the weighted average price per barrel sold for the nine months ended September 30, 2014, equating to an increase of $11,550.

Net Loss on Earnings Per Share. We realized a net loss of $6,168,676, or $0.11 per basic and diluted share of common stock, for the nine months ended September 30, 2014, compared to a net loss of $6,056,185 or $0.17 per basic and diluted share of common stock for the nine months ended September 30, 2013. The higher net loss of $112,491 was due mainly to the increase in our general and administrative expenses, partially offset by an increase in the gain on the settlement of liabilities and a lower loss on the extinguishment of debt.

Operating Expenses. Total operating expenses were $5,485,774 for the nine months ended September 30, 2014 compared to $4,668,670 for the nine months ended September 30, 2013. The $817,104 or 17.5% increase in operating expenses was due primarily to an increase in general and administrative expenses of $702,458.

Production Expenses. Our production expenses for the nine months ended September 30, 2014 were $817,643 or $86.36 per barrel of oil, compared to $653,758 or $77.90 per barrel of oil, for the nine months ended September 30, 2013, which represents a $163,885 or 25.1% increase. The overall production expenses increased due to higher repair costs and increased repair efforts on our wells as a result of funding availability. Our cost per barrel for the nine months ended September 30, 2014 continues to remain above the industry averages due to our fixed costs, such as electricity, personnel and related expenses, and the cost of maintaining our 28 current non-producing wells including nine salt water disposal wells that are underutilized. We expect our fixed costs on a per barrel basis will decline as we place into production our non-producing wells.

Exploration Expenses. Exploration expenses increased 62.4%, or $64,843, from $103,843 for the nine months ended September 30, 2013 to $168,686 for the nine months ended September 30, 2014. We performed some additional work on our undeveloped Utah prospects as a result of funding availability from the proceeds of the sale of working interest.

Lease Expiration. Lease expirations decreased from $156,229 for the nine months ended September 30, 2013 to $124,891 for the nine months ended September 30, 2014. The decrease of $31,338 was due to fewer leases expiring pertaining to property in our undeveloped Utah prospects in the next year without the option contained in the lease to renew.

Depletion, Depreciation, Amortization and Accretion. We recorded depletion, depreciation, amortization and accretion of $385,221 during the nine months ended September 30, 2014 compared to $271,627 during the nine months ended September 30, 2013. The increase of 41.8% or $113,594 was mainly due to increased depreciation of $68,137 and increased depletion of $45,809 during the nine months ended September 30, 2014. Depreciation expense increased as a result of increased well equipment additions since September 30, 2013. Depletion expense increased as a result of an increase in overall production volumes and an increase in the cost per barrel. The remaining decrease of $352 is due to the net change in accretion of the discount on our asset retirement obligation.

General and Administrative Expenses. General and administrative expenses were $3,977,983 for the nine months ended September 30, 2014 compared to $3,275,525 for the nine months ended September 30, 2013. The increase of $702,458 or 21.4% was mainly due to an increase $1,409,612 in non-cash compensation to directors and officers, partially offset by a decrease of $629,194 in expenses for external consultants including legal and accounting and a net decrease of $77,960 in all other expenses during the nine months ended September 30, 2014 from the same period in 2013.

Asset Retirement Obligation Expense. We incurred asset and retirement obligation expenses in the amount of $4,380 for the nine months ended September 30, 2014 compared to $161,601 during the nine months ended September 30, 2013. This decrease of $157,221 is due to the additional expense in 2013 for the plugging of three wells in Kansas that exceeded their asset retirement obligation liability.

Other Income (Expenses). Total other income and expenses during the nine months ended September 30, 2014 was a net expense of $1,564,699 compared to a net expense of $2,158,342 for the nine months ended September 30, 2013 representing a decrease of $593,643 or 27.5% as detailed below.

Gain on settlement of liabilities. The Company realized a gain on settlement of liabilities in the amount of $460,285 for the nine months ended September 30, 2014 compared to a gain of $30,367 for the nine months ended September 30, 2013. This increase of $429,918 is due to the favorable settlement terms of outstanding liabilities for cash and common stock in 2014.

Loss on extinguishment of debt. The Company incurred a loss on extinguishment of debt in the amount of $530,218 for the nine months ended September 30, 2014 compared to a loss of $1,103,702 for the nine months ended September 30, 2013. This decrease in the loss of $573,484 is due to the efforts made in 2013 to reduce debt through the conversions to common stock with a ratchet provision and warrants. In 2014, the extinguishment of one of our convertible notes resulted in a loss of $545,466 which was partially offset by other gains on extinguishment of debt in the amount of $15,248.

Interest and Finance Expenses. For the nine months ended September 30, 2014, we incurred interest and finances expenses of $852,264 compared to $797,436 for the nine months ended September 30, 2013. The increase of $54,828 or 6.9% in 2014 over 2013 is due primarily to an increase of $246,640 in interest expense due to extension and conversion incentives on convertible notes during the nine months ended September 30, 2014 offset by $191,812 due to reduced interest expenses from lower outstanding debt during the period because of the conversion to common stock of notes payable in previous periods and lower overall interest rate terms on current debt.

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

The following table summarizes our total current assets, total current liabilities and working capital deficiency as of September 30, 2014 compared to December 31, 2013:

	September 30,	December 31,
	2014	2013
Current Assets	$452,068	$613,822
Current Liabilities	7,968,143	8,847,612
Working Capital Deficiency	$(7,516,075)	$(8,233,790)

Cash and cash equivalents were $63,406 as of September 30, 2014, compared to $60,395 as of December 31, 2013. Changes in the net cash provided by and (used in) our operating, investing and financing activities for the nine months ended September 30, 2014 and 2013 are set forth in the following table:

	Nine Months Ended		Net Cash
	September 30,		Increase
	2014	2013	(Decrease)
Net cash used in operating activities	$(2,928,629)	$(738,648)	$(2,189,981)
Net cash used in investing activities	(1,171,747)	(723,278)	(448,469)
Net cash provided by financing activities	4,103,387	1,274,666	2,828,721
Increase (decrease) in cash and cash equivalents	$3,011	$(187,260)	$190,271

Net cash from operating activities is derived from net loss from operations adjusted for non-cash items, changes in the balances of accounts receivables, deposits and prepaid expenses, accounts payables, accrued expenses and other payables. For the nine months ended September 30, 2014, we used net cash in operating activities in the amount of $2,928,629 compared to $738,648 for the nine months ended September 30, 2013. This decrease in net cash of $2,189,981 from 2013 to 2014 was primarily due to a decrease in accounts payable of $1,236,457 and a decrease in accrued expenses and other payables of $908,259 and a net decrease of $45,265 from all other operating items.

Net cash from investing activities is derived from the proceeds and disbursements from sales and purchases of oil and gas properties, including wells and related equipment. For the nine months ended September 30, 2014, we used cash in investing activities in the amount of $1,171,747 compared to cash used by investing activities in the amount of $723,278 for the nine months ended September 30, 2013. This decrease in net cash of $448,469 was primarily due to an increase in the purchases of oil and gas properties in the amount of $929,203 partially offset by an increase in the proceeds from the sale of oil and gas assets in the amount of $480,734.

Net cash from financing activities is derived from the proceeds from the issuance of equity securities and notes and convertible notes payable reduced by payments on our notes and convertible notes payable. For the nine months ended September 30, 2014, we had net cash provided by financing activities of $4,103,387 compared to net cash provided by financing activities $1,274,666 for the nine months ended September 30, 2013, resulting in an increase of $2,828,721 in net cash provided by financing activities period over period. This increase is due primarily to an increase of $2,400,403 in cash raised through the issuance of notes and convertible notes payable as well as a $1,792,751 decrease in restricted cash used for settlement of the NTOG note and litigation. These increases were partially offset by $1,364,433 due to increased payments on our notes payable and capital lease obligation and decreased proceeds from the issuance of common stock.

Satisfaction of our cash obligations for the next 12 months and our ability to continue as a going concern

Our operations do not produce significant cash flow and we rely almost exclusively on external sources of liquidity. As of September 30, 2014, we have a $7,516,075 working capital deficiency and we need additional funding to pay our current liabilities, debt service obligations, continue as a going concern and execute our business plan. We have historically addressed working capital deficiencies through frequent private sales of stock and warrants for cash, exchanges of stock and warrants in satisfaction of liabilities or for services, issuing short- and long-term promissory notes and sales of our assets. The Company intends to make its planned capital expenditures in order to continue its drilling programs, but does not have sufficient realized revenues or operating cash flows in order to finance these activities internally. As a result, the Company has obtained financing in order to fund its working capital and capital expenditure needs. On May 6, 2014 the Company entered into an Agreement and Plan of Merger with Stratex Oil & Gas Holdings, Inc. a Colorado corporation (“Stratex Merger”). Upon the execution of the Stratex Merger agreement the Company entered into a $3,000,000 loan agreement with Stratex which was amended in July 2014 to increase the loan amount to $4,000,000 and extend the due date from November 2014 to January 2015.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15 Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

Off-Balance Sheet Arrangements

In April 2014, the Company entered into a lease option agreement with LT Land Group, L.L.C. (LT Land) for the Company to purchase all oil and gas leases acquired by LT Land in Utah. The premium paid for the option agreement which expires in June 2015, was $21,919 and was paid by $16,639 in cash and $5,280 paid by the issuance of 24,000 shares of common stock valued at $0.22 per share. The exercise price to be paid by the Company to acquire the leases is the cost of the leases to LT Land plus 35%. No partial exercises of the leases are allowed. At the time of exercise of the lease option, if the Company’s (or its successor by merger) 10 trading day average stock price is $0.30 or more per share, then the price of the exercise price must be in shares of common stock of the Company (or its successor by merger), at a value of $0.30 per share. If the Company’s (or its successor by merger) 10 trading day average stock price is below $0.30 or more per share, then the exercise price must be paid in cash. As of September 30, 2014, leases covering 6,056 gross acres have been acquired by LT Land pursuant to this lease option agreement.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014. Based on this evaluation, the CEO and CFO have concluded that, as of September 30, 2014, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes made in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 30, 2013 Roger Buller filed an action against Richfield Oil & Gas Company in the Twentieth Judicial District Court of Russell County, Kansas. The case was filed based on a claimed failure to pay a Note in full. Richfield contends that the Note has been paid in full by the issuance of Richfield Common Stock which was accepted by Mr. Buller for the payment of the Note. The action requests the sum of $50,386 plus interest. The Company believes that this claim was paid in full in September 2011 and plans on vigorously defending the action. A trial has been scheduled for November 20, 2014.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following summarizes all sales of our unregistered securities during the quarterly period ended September 30, 2014. The securities listed in each of the below referenced transactions were (i) issued without registration and (ii) were issued in reliance on the private offering exemptions contained in Sections 4(2), 4(5) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws as a transaction not involving a public offering. No placement or underwriting fees were paid in connection with these transactions. Proceeds from the sales of these securities were used for general working capital purposes. The securities are deemed restricted securities for purposes of the Securities Act.

Sales of Common Stock

In July 2014 the Company issued 30,000 shares of common stock to certain employees as compensation for services at a value of $7,500 or $0.25 per share.

Warrant and Stock Option Issuances

None.

ITEM 6. EXHIBITS

The list of exhibits in the Exhibit Index to this quarterly report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RICHFIELD OIL & GAS COMPANY

Dated: November 14, 2014	By:	/s/ MICHAEL A. CEDERSTROM
Michael A. Cederstrom
Chief Executive Officer

Dated: November 14, 2014	By:	/s/ GLENN G. MACNEIL
Glenn G. MacNeil.
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

